Form 10-Q
period 1994-06-30
JONES GROWTH PARTNERS II L P
filed 1994-08-15
CIK 857548

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended  June 30, 1994
( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to ______________

                       Commission File Number:   0-19259


                        JONES GROWTH PARTNERS II L.P.
- - --------------------------------------------------------------------------------
               Exact name of registrant as specified in charter


Colorado                                                             #84-1126141
- - --------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#

   9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
   ------------------------------------------------------------------------
                    Address of principal executive office

                                 (303) 792-9191
                         -----------------------------
                         Registrant's telephone number


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                                No
    -----                                                                  -----

                         JONES GROWTH PARTNERS II L.P.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                        June 30,               December 31,
                                                                          1994                     1993
                                                                      -----------              ------------
             ASSETS
             ------

CASH                                                                  $   467,549              $   757,270

TRADE ACCOUNTS RECEIVABLE, less allowance for
  doubtful receivables of $7,690 and $8,463 at June 30, 1994
  and December 31, 1993, respectively                                     169,513                   84,512

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                               13,299,423               12,685,070
  Less-accumulated depreciation                                        (2,478,808)              (1,815,444)
                                                                      -----------              -----------

                                                                       10,820,615               10,869,626

  Franchise costs, net of accumulated amortization
    of $2,276,088 and $1,760,936 at June 30, 1994
    and December 31, 1993, respectively                                 8,026,912                8,542,064
  Subscriber lists, net of accumulated amortization of
    $1,214,267 and $939,339 at June 30, 1994 and
    December 31, 1993, respectively                                     2,634,732                2,909,660
  Noncompete agreement, net of accumulated amortization
    of $967,000 and $748,057 at June 30, 1994 and
    December 31, 1993, respectively                                       967,000                1,185,943
  Costs in excess of interests in net assets purchased, net
    of accumulated amortization of $99,536 and $76,983
    at June 30, 1994 and December 31, 1993, respectively                1,702,353                1,724,906
                                                                      -----------              -----------

         Total investment in cable
           television properties                                       24,151,612               25,232,199

DEBT PLACEMENT COSTS, net of accumulated
  amortization of $82,530 and $63,844 at
  June 30, 1994 and December 31, 1993,
  respectively                                                            200,875                  219,561

DEPOSITS, PREPAID EXPENSES AND OTHER                                       76,302                  209,078
                                                                      -----------              -----------

         Total assets                                                 $25,065,851              $26,502,620
                                                                      ===========              ===========


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                         JONES GROWTH PARTNERS II L.P.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                       June 30,                December 31,
                                                                         1994                      1993
                                                                      -----------              ------------
        LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
        -------------------------------------------

LIABILITIES:
  Credit facility and other debt                                      $11,301,870              $11,547,919
  Trade accounts payable and accrued liabilities                          523,024                  622,845
  Subscriber prepayments and deposits                                     353,563                  368,343
                                                                      -----------              -----------

         Total liabilities                                             12,178,457               12,539,107
                                                                      -----------              -----------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                     1,000                    1,000
    Accumulated deficit                                                   (41,933)                 (31,172)
                                                                      -----------              -----------

                                                                          (40,933)                 (30,172)
                                                                      -----------              -----------

  Limited Partners-
    Contributed capital, net of related
      commissions, syndication costs and
      interest distribution (19,785 units
      outstanding at June 30, 1994 and
      December 31, 1993)                                               16,746,882               16,746,882
    Accumulated deficit                                                (3,818,555)              (2,753,197)
                                                                      -----------              -----------

                                                                       12,928,327               13,993,685
                                                                      -----------              -----------

         Total partners' capital (deficit)                             12,887,394               13,963,513
                                                                      -----------              -----------

         Total liabilities and partners' capital (deficit)            $25,065,851              $26,502,620
                                                                      ===========              ===========


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                         JONES GROWTH PARTNERS II L.P.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                                             For The Three Months Ended            For The Six Months Ended
                                                                      June 30,                             June 30,
                                                           -----------------------------        ------------------------------
                                                              1994               1993              1994                1993
                                                           ----------         ----------        -----------         ----------
REVENUES                                                   $1,572,913         $1,611,542        $ 3,119,735         $3,119,014

COSTS AND EXPENSES:
  Operating, general and administrative                       905,688            824,196          1,774,538          1,720,576
  Management fees and allocated administrative
    costs from the General Partner                            196,544            192,899            394,433            376,107
  Depreciation and amortization                               856,971            816,752          1,713,960          1,631,172
                                                           ----------         ----------        -----------         ----------

OPERATING LOSS                                               (386,290)          (222,305)          (763,196)          (608,841)

OTHER INCOME (EXPENSE):
  Interest expense                                           (158,639)          (144,071)          (303,283)          (296,497)
  Other, net                                                  (11,331)              (938)            (9,640)            (4,492)
                                                           ----------         ----------        -----------         ----------

NET LOSS                                                   $ (556,260)        $ (367,314)       $(1,076,119)        $ (909,830)
                                                           ==========         ==========        ===========         ==========

ALLOCATION OF NET LOSS:
  General Partner                                          $   (5,563)        $   (3,673)       $   (10,761)        $   (9,098)
                                                           ==========         ==========        ===========         ==========

  Limited Partners                                         $ (550,697)        $ (363,641)       $(1,065,358)        $ (900,732)
                                                           ==========         ==========        ===========         ==========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                                         $   (27.83)        $   (18.38)       $    (53.85)        $   (45.53)
                                                           ==========         ==========        ===========         ==========

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                                  19,785             19,785             19,785             19,785
                                                           ==========         ==========        ===========         ==========

            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                         JONES GROWTH PARTNERS II L.P.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS

                                                                             For the Six Months Ended
                                                                                     June 30,
                                                                         ---------------------------------
                                                                            1994                   1993
                                                                         -----------            ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                               $(1,076,119)           $ (909,830)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
      Depreciation and amortization                                        1,713,960             1,631,172
      Amortization of interest rate protection contract                       11,316                11,320
      Decrease (increase) in trade accounts receivable, net                  (85,001)                  538
      Decrease (increase) in deposits, prepaid expenses and
        other assets                                                         121,726               (70,142)
      Decrease in trade accounts payable,
        accrued liabilities and subscriber
        prepayments and deposits                                            (114,601)             (384,698)
      Decrease in accounts payable to
        Jones Spacelink, Ltd.                                                 -                   (141,435)
                                                                         -----------            ----------

         Net cash provided by operating activities                           571,281               136,925
                                                                         -----------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of plant and equipment, net                                      (614,953)             (610,416)
                                                                         -----------            ----------

         Net cash used in investing activities                              (614,953)             (610,416)
                                                                         -----------            ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                    -                    544,031
  Repayment of borrowings                                                   (246,049)             (204,048)
                                                                         -----------            ----------

         Net cash provided by (used in) financing activities                (246,049)              339,983
                                                                         -----------            ----------

DECREASE IN CASH                                                            (289,721)             (133,508)

CASH, BEGINNING OF PERIOD                                                    757,270               179,156
                                                                         -----------            ----------

CASH, END OF PERIOD                                                      $   467,549            $   45,648
                                                                         ===========            ==========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                          $   304,764            $  295,530
                                                                         ===========            ==========


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                         JONES GROWTH PARTNERS II L.P.
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1) This Form 10-Q is being filed in conformity with the Securities and Exchange Commission requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Jones Growth Partners II L.P. (the "Partnership") at June 30, 1994 and December 31, 1993, and its results of operations and changes in its cash flows for the three and six month periods ended June 30, 1994 and 1993. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

         The Partnership owns and operates the cable television system serving the areas in and around the communities of Yorba Linda, certain portions of Anaheim Hills, and certain portions of unincorporated Orange County, all in the state of California (the "Yorba Linda System").

(2) Jones Spacelink Cable Corporation (the "General Partner"), a wholly owned subsidiary of Jones Spacelink, Ltd. ("Spacelink"), manages the Partnership and receives a fee for its services equal to five percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership for the three and six month periods ended June 30, 1994 were $78,646 and $155,987, respectively, as compared to $80,577 and $155,951 for the three and six month periods ended June 30, 1993, respectively.

         The Partnership reimburses Spacelink and certain of its subsidiaries for certain allocated general and administrative costs. Allocation of personnel costs are based primarily on actual time spent by employees of Spacelink and certain of its subsidiaries with respect to each partnership managed. Remaining expenses are allocated based upon the pro rata relationship of the Partnership's revenues to the total revenues of all cable television systems owned or managed by Spacelink and certain of its subsidiaries, and/or the costs of assets managed for the partnership. Effective December 1, 1993, the allocation method was changed to be based only on revenue, which the General Partner believes provides a more accurate method of allocation. All cable television systems owned or managed by Spacelink and certain of its subsidiaries are allocated a proportionate share of these expenses. Included in the costs allocated from Spacelink and certain of its subsidiaries are expenses allocated to Spacelink and certain of its subsidiaries from affiliated entities for information processing and administrative services. Spacelink believes that the methodology used in allocating general and administrative costs is reasonable. Reimbursements by the Partnership to Spacelink for allocated general and administrative costs for the three and six month periods ended June 30, 1994 were $117,898 and $238,446, respectively, as compared to $112,322 and $220,156 for the three and six month periods ended June 30, 1993, respectively.

(3) Certain prior year amounts have been reclassified to conform to the 1994 presentation.

                         JONES GROWTH PARTNERS II L.P.
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


                              FINANCIAL CONDITION

         During the first six months of 1994, the Partnership purchased approximately $615,000 of plant and equipment for its Yorba Linda System. Approximately 43 percent of these expenditures were for cable, hardware and labor for new subscriber installations and to replace equipment in the Yorba Linda System, and approximately 24 percent of these expenditures were for pay-per-view equipment. Capital expenditures for the remainder of 1994 are expected to be approximately $1,241,000 and will be financed principally from cash flow from operations and cash balances on hand. However, if such cash flow is not sufficient to fund this level of capital expenditures, certain capital expenditures will be delayed. Approximately 47 percent of the expected capital expenditures will be for cable, hardware and labor to extend the cable plant, to make additional subscriber installations and to replace equipment in the Yorba Linda System, approximately 12 percent will be for pay-per-view equipment, and the remainder of these expenditures will be for various other enhancements throughout the Yorba Linda System.

         For the six months ended June 30, 1994, the Partnership generated operating income before depreciation and amortization of $950,764 and incurred interest expense totalling $303,283 leaving $647,481 to fund capital expenditures and non-operating costs. The revolving aspect of the Partnership's $18,000,000 credit facility expired on December 31, 1993, at which time the outstanding principal of $11,500,000 converted to a term loan, which term loan is payable in quarterly installments and matures on December 31, 2000. The term loan requires principal payments totalling $238,625 during the remainder of 1994. As of June 30, 1994, $11,261,375 was outstanding under the term loan. Due to the required principal repayments, the Partnership failed to meet a fixed charges covenant under the credit facility for the quarter ended June 30, 1994. The Partnership has obtained a waiver of this covenant. The General Partner anticipates negotiating to revise the principal amortization payments in the fourth quarter of 1994 as discussed below.

         On January 12, 1993, the Partnership entered into an interest rate cap agreement covering outstanding debt obligations of $7,000,000. The Partnership paid a fee of $67,900 for the rate cap agreement. The agreement protects the Partnership from LIBOR interest rates that exceed seven percent for three years from the date of the agreement. At June 30, 1994 and 1993, the Partnership was paying an average of 6.07 percent and 4.66 percent, respectively, on the total outstanding borrowings under its credit facility.

         Subject to recent regulation and legislation as described below, the General Partner presently believes cash flow from operations and cash balances on hand will be sufficient to fund capital expenditures, debt principal and interest payments and other liquidity needs of the Partnership over the near-term. In the fourth quarter of 1994, it most likely will be necessary for the Partnership to attempt to revise the loan amortization schedule of its credit agreement to enable the Partnership to meet its liquidity needs. If the Partnership is not successful in modifying the loan amortization schedule of its credit agreement, it will attempt to refinance its debt, although there is no assurance such refinancing efforts will be successful. If the Partnership cannot refinance or restructure its credit agreement, the Partnership will defer or eliminate certain planned capital expenditures, which may negatively impact the growth of the Partnership.

                           Regulation and Legislation

         On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. This legislation has effected significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable television systems in the United States, including those owned and managed by Spacelink, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. These regulations, with which the Partnership complied, became effective on September 1, 1993.

         In compliance with these rules, the Partnership reduced the rates it charged for certain regulated services effective September 1, 1993. These reductions resulted in some decrease in revenues and operating income before depreciation and amortization, however the decrease was not as severe as originally anticipated. The Partnership has undertaken actions to mitigate a portion of these reductions through (a) new service offerings in some systems,
(b) product re-marketing and re-packaging and (c) marketing efforts targeted at non-subscribers. To the extent reductions are not mitigated, the value of the Yorba Linda System which is calculated on cash flow, could be negatively impacted. In addition, the new rate regulations could make it more difficult for the Partnership to renegotiate the loan amortization schedule of its credit facility.

         On February 22, 1994, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The FCC's new regulations will generally require rate reductions, absent a successful cost-of-service showing, of 17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. However, the FCC held rate reductions in abeyance in certain systems. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no changes in their rates and did not restructure service offerings between May 15 and July 14.

         On February 22, 1994, the FCC also adopted interim cost-of-service regulations. Rate reductions will not be required where it is successfully demonstrated that rates for basic and other regulated programming services are justified and reasonable using cost-of-service standards. The FCC established an interim industry-wide 11.25 percent permitted rate of return, and requested comments on whether this standard and other interim cost-of-service standards should be made permanent. The FCC also established a presumption that acquisition costs above a system's book value should be excluded from the rate base, but the FCC will consider individual showings to rebut this presumption. The need for special rate relief will also be considered by the FCC if an operator demonstrates that the rates set by a cost-of-service proceeding would constitute confiscation of investment, and that, absent a higher rate, the credit necessary to operate and to attract investment could not be maintained. The FCC will establish a uniform system of accounts for operators that elect cost-of-service rate regulation, and the FCC has adopted affiliate transaction regulations. The FCC also proposed adopting a productivity factor to be offset against future inflation increases to be applied regardless of which form of regulation is used, cost of service or benchmark regulation. After a rate has been set pursuant to a cost-of-service showing, rate increases for regulated services will be indexed for inflation, and operators will also be permitted to increase rates in response to increases in costs beyond their control, such as taxes and increased programming costs.

         The Partnership has elected to file cost-of-service showings in the Yorba Linda System. The General Partner anticipates no reduction in revenues or operating income before depreciation and amortization.

         The 1992 Cable Act contains new broadcast signal carriage requirements, and the FCC has adopted regulations implementing the statutory requirements. These new rules allow a local commercial broadcast television station to elect whether to demand that a cable system carry its signal or to require the cable system to negotiate with the station for "retransmission consent." A cable system is generally required to devote up to one-third of its activated channel capacity for the mandatory carriage of local commercial broadcast television stations, and non-commercial television stations are also given mandatory carriage rights, although such stations are not given the option to negotiate retransmission consent for the carriage of their signals by cable systems. Additionally, cable systems also are required to obtain retransmission consent from all commercial television stations (except for commercial satellite-delivered independent "superstations") which do not elect mandatory carriage, commercial radio stations and, in some instances, low-power television stations carried by cable systems.

         The retransmission consent rules went into effect on October 6, 1993. In the cable television system owned by the Partnership, no television stations withheld their consent to retransmission of their signal. Certain broadcast signals are being carried pursuant to extensions, and the General Partner expects to finally conclude retransmission consent negotiations with those remaining stations without having to terminate the distribution of any of those signals. However, there can be no assurance that such will occur. If any broadcast station currently being carried pursuant to an extension is dropped, there could be a negative impact on the system in which it is dropped if a significant number of subscribers in such system were to disconnect their service. However, in most cases, only one broadcaster in any market is being carried pursuant to an extension arrangement, and the dropping of such broadcaster, were that to occur, is not expected to have a negative impact on the system.

         There have been several lawsuits filed by cable operators and programmers in Federal court challenging various aspects of the 1992 Cable Act, including provisions relating to mandatory broadcast signal carriage, retransmission consent, access to cable programming, rate regulations, commercial leased channels and public access channels. On April 8, 1993, a three-judge Federal district court panel issued a decision upholding the constitutionality of the mandatory signal carriage requirements of the 1992 Cable Act. That decision was appealed directly to the United States Supreme Court. The United States Supreme Court vacated the lower court decision on June 27, 1994 and remanded the case to the district court for further development of a factual record. The Court's majority determined that the must-carry rules were content neutral, but that it was not yet proven that the rules were needed to preserve the economic health of the broadcasting industry. In the interim, the must-carry rules will remain in place during the pendency of the proceedings in district court. In 1993, a Federal district court for the District of Columbia upheld provisions of the 1992 Cable Act concerning rate regulation, retransmission consent, restrictions on vertically integrated cable television operators and programmers, mandatory carriage of programming on commercial leased channels and public, educational and governmental access channels and the exemption for municipalities from civil damage liability arising out of local regulation of cable services. The 1992 Cable Act's provisions providing for multiple ownership limits for cable operators and advance notice of free previews for certain programming services have been found unconstitutional, and these decisions have been appealed. In November 1993, the United States Court of Appeals for the District of Columbia held that the FCC's regulations implemented pursuant to Section 10 of the 1992 Cable Act, which permit cable operators to ban indecent programming on public, educational or governmental access channels or leased access channels, were unconstitutional, but the court has agreed to reconsider its decision. All of these decisions construing provisions of the 1992 Cable Act and the FCC's implementing regulations have been or are expected to be appealed.

                             Results of Operations

         Revenues of the Partnership decreased $38,629, or approximately 2 percent, from $1,611,542 for the three month period ended June 30, 1993 to $1,572,913 for the comparable period in 1994. This decrease in revenues was primarily due to decreases in basic service revenues and home shopping revenues, which were partially offset by increases in advertising revenues, equipment rental revenues and installation revenues. Revenues of the Partnership remained constant between the six month periods. Since June 30, 1993, the Yorba Linda System added 622 basic subscribers, increasing from 15,033 basic subscribers at June 30, 1993 to 15,655 basic subscribers at June 30, 1994. The increase in revenues from such subscribers was offset by the reduction in basic rates attributable to the new FCC rate regulations which took effect September 1, 1993. See Regulation and Legislation above.

         Operating, general and administrative expense increased $81,492, or approximately 10 percent, from $824,196 for the three months ended June 30, 1993 to $905,688 for the three months ended June 30, 1994. This increase in operating, general and administrative expenses was primarily due to increases in personnel costs and advertising costs. Operating, general and administrative expense increased $53,962, or approximately 3 percent, from $1,720,576 for the six months ended June 30, 1993 to $1,774,538 for the six months ended June 30, 1994. This increase in operating, general and administrative expenses was due to increases in personnel costs and advertising costs, which were partially offset by decreases in programming fees and plant costs. Operating, general and administrative expenses represented approximately 58 percent and 51 percent of revenues for the three months ended June 30, 1994 and 1993, respectively, and approximately 57 percent and 55 percent of revenues for the six months ended June 30, 1994 and 1993, respectively. No other individual factor significantly affected the increase in operating, general and administrative expense for the periods discussed.

         Management fees and allocated administrative costs from the General Partner increased $3,645, or approximately 2 percent, from $192,899 for the three months ended June 30, 1993 to $196,544 for the similar period in 1994. Management fees and allocated administrative costs from the General Partner increased $18,326, or approximately 5 percent, from $376,107 for the six months ended June 30, 1993 to $394,433 for the similar period in 1994. These increases are primarily due to increases in allocated expenses from the General Partner.

         Depreciation and amortization expense increased $40,219, or approximately 5 percent, from $816,752 for the three month period ended June 30, 1993 to $856,971 for the similar period in 1994. Depreciation and amortization expense increased $82,788, or approximately 5 percent, from $1,631,172 for the six month period ended June 30, 1993 to $1,713,960 for the similar period in 1994. These increases are due to increases in the Partnership's depreciable asset base.

         Operating loss increased $163,985, or approximately 74 percent, from $222,305 for the three months ended June 30, 1993 to $386,290 for the similar 1994 period. Operating loss increased $154,355 , or approximately 25 percent, from $608,841 for the six months ended June 30, 1993 to $763,196 for the similar 1994 period. These increases are due to increases in operating, general and administrative expenses and increases in depreciation and amortization expense.

         Operating income before depreciation and amortization decreased $123,766, or approximately 21 percent, from $594,447 for the three month period ended June 30, 1993 to $470,681 for the comparable period in 1994. Operating income before depreciation and amortization decreased $71,567, or approximately 7 percent, from $1,022,331 for the six month period ended June 30, 1993 to $950,764 for the comparable period in 1994. These decreases were due to the increases in allocated administrative expenses from the General Partner and operating, general and administrative expenses. The decreases in operating income before depreciation and amortization reflect the current operating environment of the cable television industry. The FCC rate regulations under the 1992 Cable Act have caused revenues to remain constant. In turn, this has caused certain expenses which are a function of revenue, such as franchise fees, copyright fees and management fees to remain constant. However, other operating costs such as programming fees, salaries and benefits, and marketing costs as well as certain costs incurred by the General Partner, which are allocated to the Partnership, continue to increase. This situation has led to reductions in operating income before depreciation and amortization as a percent of revenue ("Operating Margin"). Such reductions in Operating Margins may continue in the near term as the Partnership and the General Partner incur cost increases due to, among other things, programming fees, reregulation and competition, that exceed increases in revenue. The General Partner will attempt to mitigate a portion of these reductions through (a) rate adjustments;
(b) new service offerings; (c) product re-marketing and re-packaging and (d) targeted non-subscriber acquisition marketing.

         Interest expense increased $14,568, or approximately 10 percent, from $144,071 for the three month period ended June 30, 1993 to $158,639 for the three month period ended June 30, 1994. Interest expense increased $6,786, or approximately 2 percent from $296,497 for the six month period ended June 30, 1993 to $303,283 for the comparable period in 1994. These increases were primarily the result of higher outstanding balances on interest bearing obligations and to higher interest rates during 1994 as compared to 1993. The effective interest rates on amounts outstanding as of June 30, 1994 and 1993 were 6.07 percent and 4.66 percent, respectively.

         Net loss increased by $188,946, or approximately 51 percent, from $367,314 for the three month period ended June 30, 1993 to $556,260 for the comparable period in 1994. Net loss increased $166,289, or approximately 18 percent from $909,830 for the six month period ended June 30, 1993 to $1,076,119 for the comparable period in 1994. These losses are primarily a result of increases in operating, general and administrative expenses and depreciation and amortization, and may increase over the short-term as a result of the effects of the 1992 Cable Act and are expected to continue in the future.

                          PART II - OTHER INFORMATION

 None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        JONES GROWTH PARTNERS II L.P.
                                        BY:  JONES SPACELINK CABLE
                                             CORPORATION, its General Partner


                                        By:  /s/ JAY B LEWIS
                                             Jay B Lewis
                                             Controller (Principal
                                             Financial and Accounting Officer)


Dated:  August 12, 1994