Form 10-Q
period 1994-09-30
JONES GROWTH PARTNERS II L P
filed 1994-11-14
CIK 857548

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended  September 30, 1994
( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to ______________

                       Commission File Number:   0-19259


                        JONES GROWTH PARTNERS II L.P.
               ------------------------------------------------
               Exact name of registrant as specified in charter


       Colorado                                               #84-1126141
- - ---------------------                                    ---------------------
State of organization                                    I.R.S. employer I.D.#

   9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
   ------------------------------------------------------------------------
                    Address of principal executive office

                                 (303) 792-9191
                         -----------------------------
                         Registrant's telephone number


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                             No
    -----                                                              -----

                         JONES GROWTH PARTNERS II L.P.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                                September 30,            December 31,
                 ASSETS                                                             1994                     1993
                 ------                                                         ------------             ------------
CASH                                                                            $    100,807             $    757,270

TRADE ACCOUNTS RECEIVABLE, less allowance for
  doubtful receivables of $7,269 and $8,463 at
  September 30, 1994 and December 31, 1993, respectively                             314,281                   84,512

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                          13,613,108               12,685,070
  Less- accumulated depreciation                                                  (2,810,648)              (1,815,444)
                                                                                ------------             ------------

                                                                                  10,802,460               10,869,626

  Franchise costs, net of accumulated amortization of
    $2,533,664 and $1,760,936 at September 30, 1994
    and December 31, 1993, respectively                                            7,769,336                8,542,064
  Subscriber lists, net of accumulated amortization of
    $1,351,731 and $939,339 at September 30, 1994
    and December 31, 1993, respectively                                            2,497,268                2,909,660
  Noncompete agreement, net of accumulated amortization of
    $1,076,472 and $748,057 at September 30, 1994
    and December 31, 1993, respectively                                              857,528                1,185,943
  Costs in excess of interests in net assets purchased,
    net of accumulated amortization of $110,812 and $76,983 at
    September 30, 1994 and December 31, 1993,
    respectively                                                                   1,691,077                1,724,906
                                                                                ------------             ------------

         Total investment in cable television properties                          23,617,669               25,232,199

DEBT PLACEMENT COSTS, net of accumulated
  amortization of $91,873 and $63,844 at
  September 30, 1994 and December 31, 1993, respectively                             191,532                  219,561

DEPOSITS, PREPAID EXPENSES AND OTHER                                                 319,032                  209,078
                                                                                ------------             ------------

         Total assets                                                           $ 24,543,321             $ 26,502,620
                                                                                ============             ============



            The accompanying notes to unaudited financial statements
                 are an integral part of these balance sheets.

                         JONES GROWTH PARTNERS II L.P.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                               September 30,              December 31,
         LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                               1994                      1993
         -------------------------------------------                           ------------               ------------
LIABILITIES:
  Credit facility and other debt                                               $ 11,298,158               $ 11,547,919
  Accounts payable to Jones Spacelink, Ltd.                                          75,414                      -
  Trade accounts payable and accrued liabilities                                    479,072                    622,845
  Subscriber prepayments and deposits                                               337,915                    368,343
                                                                               ------------               ------------

         Total liabilities                                                       12,190,559                 12,539,107
                                                                               ------------               ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                               1,000                      1,000
    Accumulated deficit                                                             (47,280)                   (31,172)
                                                                               ------------               ------------

                                                                                    (46,280)                   (30,172)
                                                                               ------------               ------------

  Limited Partners-
    Contributed capital, net of related
      commissions, syndication costs and
      interest distribution (19,785 units
      outstanding at September 30, 1994 and
      December 31, 1993)                                                         16,746,882                 16,746,882
    Accumulated deficit                                                          (4,347,840)                (2,753,197)
                                                                               ------------               ------------

                                                                                 12,399,042                 13,993,685
                                                                               ------------               ------------

         Total partners' capital (deficit)                                       12,352,762                 13,963,513
                                                                               ------------               ------------

         Total liabilities and partners'
           capital (deficit)                                                   $ 24,543,321               $ 26,502,620
                                                                               ============               ============

            The accompanying notes to unaudited financial statements
                 are an integral part of these balance sheets.

                         JONES GROWTH PARTNERS II L.P.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                                      For the Three Months Ended           For the Nine Months Ended
                                                             September 30,                       September 30,
                                                     ----------------------------        ----------------------------
                                                         1994              1993               1994             1993
                                                     ----------        ----------        ------------     -----------
REVENUES                                             $1,585,945        $1,583,128         $ 4,705,680     $ 4,702,142

COSTS AND EXPENSES:
  Operating, general and administrative                 893,158           917,274           2,667,696       2,637,850
  Management fees and allocated administrative
    costs from the General Partner                      188,491           193,287             582,924         569,394
  Depreciation and amortization                         856,971           821,634           2,570,931       2,452,806
                                                      ---------         ---------          ----------      ----------

OPERATING LOSS                                         (352,675)         (349,067)         (1,115,871)       (957,908)
                                                      ---------         ---------          ----------      ----------
OTHER INCOME (EXPENSE):
  Interest expense                                     (185,687)         (149,869)           (488,970)       (446,366)
  Other, net                                              3,730            (1,066)             (5,910)         (5,558)
                                                      ---------         ---------          ----------      ----------

NET LOSS                                             $ (534,632)       $ (500,002)        $(1,610,751)    $(1,409,832)
                                                      =========         =========          ==========      ==========

ALLOCATION OF NET LOSS:
    General Partner                                  $   (5,347)       $   (5,000)        $   (16,108)    $   (14,098)
                                                      =========         =========          ==========      ==========

    Limited Partners                                 $(529,285)        $ (495,002)        $(1,594,643)    $(1,395,734)
                                                      =========         =========          ==========      ==========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                                   $  (26.75)        $   (25.02)        $    (80.60)    $    (70.55)
                                                      =========         =========          ==========      ==========

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                     19,785             19,785              19,785          19,785
                                                      =========         =========          ==========      ==========


            The accompanying notes to unaudited financial statements
                   are an integral part of these statements.

                         JONES GROWTH PARTNERS II L.P.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS

                                                                                        For the Nine Months Ended
                                                                                               September 30,
                                                                                      ------------------------------
                                                                                          1994              1993
                                                                                      -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                          $(1,610,751)       $(1,409,832)
    Adjustments to reconcile net loss to
      net cash provided by operating activities:
        Depreciation and amortization                                                   2,570,931          2,452,806
        Amortization of interest rate protection contract                                  11,316             16,978
        Increase in trade accounts receivable, net                                       (229,769)           (60,063)
        Increase in deposits, prepaid expenses and other                                 (121,004)          (305,125)
        Decrease in trade accounts payable, accrued
          liabilities and subscriber prepayments and deposits                            (174,201)          (477,943)
        Increase (decrease) in accounts payable to Jones Spacelink, Ltd.                   75,414           (141,435)
                                                                                      -----------        -----------

         Net cash provided by operating activities                                        521,936             75,386
                                                                                      -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of plant and equipment, net                                                   (928,638)          (753,235)
                                                                                      -----------        -----------

         Net cash used in investing activities                                           (928,638)          (753,235)
                                                                                      -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                                    --             844,031
  Repayment of borrowings                                                                (249,761)          (308,885)
                                                                                      -----------        -----------

         Net cash provided by (used in) financing activities                             (249,761)           535,146
                                                                                      -----------        -----------

DECREASE IN CASH                                                                         (656,463)          (142,703)

CASH, BEGINNING OF PERIOD                                                                 757,270            179,156
                                                                                      -----------        -----------

CASH, END OF PERIOD                                                                   $   100,807        $    36,453
                                                                                      ===========        ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                                       $   486,278        $   461,908
                                                                                      ===========        ===========

            The accompanying notes to unaudited financial statements
                   are an integral part of these statements.

                         JONES GROWTH PARTNERS II L.P.
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1) This Form 10-Q is being filed in conformity with the Securities and Exchange Commission requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Jones Growth Partners II L.P. (the "Partnership") at September 30, 1994 and December 31, 1993 and its results of operations and changes in its cash flows for the three and nine month periods ended September 30, 1994 and 1993. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

         The Partnership owns and operates the cable television system serving the areas in and around the communities of Yorba Linda, certain portions of Anaheim Hills, and certain portions of unincorporated Orange County, all in the state of California (the "Yorba Linda System").

(2) Jones Spacelink Cable Corporation (the "General Partner"), a wholly owned subsidiary of Jones Spacelink, Ltd. ("Spacelink"), manages the Partnership and receives a fee for its services equal to five percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership for both the three and nine month periods ended September 30, 1994 were $79,297 and $235,284, respectively, as compared to $79,156 and $235,107 for the three and nine month periods ended September 30, 1994, respectively.

         The Partnership reimburses Spacelink and certain of its subsidiaries for certain allocated general and administrative costs. Allocation of personnel costs are based primarily on actual time spent by employees of Spacelink and certain of its subsidiaries with respect to each partnership managed. Remaining expenses are allocated based upon the pro rata relationship of the Partnership's revenues to the total revenues of all cable television systems owned or managed by Spacelink and certain of its subsidiaries, and/or the costs of assets managed for the Partnership. Effective December 1, 1993, the allocation method was changed to be based only on revenue, which the General Partner believes provides a more accurate method of allocation. All cable television systems owned or managed by Spacelink and certain of its subsidiaries are allocated a proportionate share of these expenses. Included in the costs allocated from Spacelink and certain of its subsidiaries are expenses allocated to Spacelink and certain of its subsidiaries from affiliated entities for information processing and administrative services. Spacelink believes that the methodology used in allocating general and administrative costs is reasonable. Reimbursements by the Partnership to Spacelink for allocated general and administrative costs for the three and nine month periods ended September 30, 1994 were $109,194 and $347,640, respectively, as compared to $114,131 and $334,287 for the three and nine month periods ended September 30, 1993, respectively.

(3) Certain prior year amounts have been reclassified to conform to the 1994 presentation.

                         JONES GROWTH PARTNERS II L.P.
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


                              FINANCIAL CONDITION

         For the nine months ended September 30, 1994, the Partnership generated operating income before depreciation and amortization of $1,455,060 and incurred interest expense totalling $488,970 leaving $966,090 to fund capital expenditures and non-operating costs.

         During the first nine months of 1994, the Partnership expended approximately $928,000 of plant and equipment for its Yorba Linda System. Approximately 53 percent of these expenditures were for various enhancements throughout the Yorba Linda System, approximately 29 percent of these expenditures were for cable, hardware and labor for new subscriber installations and to replace equipment in the Yorba Linda System, and approximately 16 percent of these expenditures were for pay-per-view equipment. Capital expenditures for the remainder of 1994 are expected to be approximately $200,000 and will be financed principally from cash flow from operations and cash balances on hand. Approximately 47 percent of the expected capital expenditures will be for cable, hardware and labor to extend the cable plant, to make additional subscriber installations and to replace equipment in the Yorba Linda System, approximately 14 percent will be for pay-per-view equipment, and the remainder of these expenditures will be for various other enhancements throughout the Yorba Linda System.

         On September 30, 1994, an amendment was signed to extend the revolving aspect of the Partnership's $13,000,000 credit facility to December 31, 1996, at which time the outstanding principal balance will convert to a term loan, which term loan will be payable in quarterly installments and will mature on December 31, 2002. Generally, the interest on the outstanding principle balance is at the Partnership's option of the prime rate plus 1/4 percent to 1/2 percent or LIBOR plus 1-1/4 percent to 1-1/2 percent, depending upon the ratio of the Partnership debt to operating cash flow. As of September 30, 1994, $11,261,375 was outstanding under the Partnership's $13,000,000 credit facility leaving $1,738,625 for future borrowings.

         On January 12, 1993, the Partnership entered into an interest rate cap agreement covering outstanding debt obligations of $7,000,000. The Partnership paid a fee of $67,900 for the rate cap agreement. The agreement protects the Partnership from LIBOR interest rates that exceed seven percent for three years from the date of the agreement. At September 30, 1994 and 1993, the Partnership was paying an average of 6.52 percent and 4.85 percent, respectively, on the total outstanding borrowings under its credit facility.

         Subject to recent Regulation and Legislation as described below, the General Partner presently believes cash flow from operations and borrowings from the Partnership's credit facility will be sufficient to fund capital expenditures, payments and other liquidity needs of the Partnership over the near-term.

                           Regulation and Legislation

         Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. This legislation has caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable television systems in the United States, including those owned and managed by Spacelink, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. The FCC's rules became effective on September 1, 1993.

         In compliance with these rules, the Partnership reduced rates charged for certain regulated services effective September 1, 1993. These initial reductions resulted in some decrease in revenues and operating income before depreciation and amortization, however the decrease was not as severe as originally anticipated. The Partnership undertook actions to mitigate a portion of these reductions through (a) new service offerings in some systems, (b) product re- marketing and re-packaging and (c) marketing efforts directed at non-subscribers.

         On February 22, 1994, however, the FCC adopted several additional rate orders including an order which revised its earlier- announced regulatory scheme with respect to rates. The FCC's new regulations will generally require rate reductions, absent a successful cost-of-service showing, of 17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. However, the FCC held rate reductions in abeyance in certain systems. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no changes in their rates and did not restructure service offerings between May 15, 1994 and July 14, 1994.

         On February 22, 1994, the FCC also adopted interim cost-of-service regulations. Rate reductions will not be required where it is successfully demonstrated that rates for basic and other regulated programming services are justified and reasonable using cost-of-service standards. The FCC established an interim industry-wide 11.25 percent permitted rate of return, and requested comments on whether this standard and other interim cost-of-service standards should be made permanent. The FCC also established a presumption that acquisition costs above a system's book value should be excluded from the rate base, but the FCC will consider individual showings to rebut this presumption. The need for special rate relief will also be considered by the FCC if an operator demonstrates that the rates set by a cost-of-service proceeding would constitute confiscation of investment, and that, absent a higher rate, the return necessary to operate and to attract investment could not be maintained. The FCC will establish a uniform system of accounts for operators that elect cost-of-service rate regulation, and the FCC has adopted affiliate transaction regulations. After a rate has been set pursuant to a cost-of-service showing, rate increases for regulated services will be indexed for inflation, and operators will also be permitted to increase rates in response to increases in costs beyond their control, such as taxes and increased programming costs.

         After analyzing the effect of the two methods of rate regulation, the General Partner concluded that the Partnership should electThe Partnership has elected to file cost-of-service showings in the Yorba Linda System. The General Partner anticipates no reduction in revenues or operating income before depreciation and amortization resulting from the FCC's rate regulations.

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

                             Results of Operations

         Revenues of the Partnership remained at relatively the same levels for the three month periods ended September 30, 1993 and 1994, with $1,583,128 for the three month period ended September 30, 1993 and $1,585,945 for the comparable period in 1994. Revenues of the Partnership remained constant between the nine month periods ended September 30, 1993 and 1994,with $4,702,142 for the nine month period ended September 30, 1993 and $4,705,680 for the comparable 1994 period. Increases in revenues were primarily due to increases in advertising revenues, equipment rental revenues and installation revenues, which were partially offset by decreases in basic service revenues. Since September 30, 1993, the Yorba Linda System added 589 basic subscribers, increasing from 15,213 basic subscribers at September 30, 1993 to 15,802 basic subscribers at September 30, 1994. The increase in revenues from such subscribers was offset by the reduction in basic rates attributable to the new FCC rate regulations which took effect September 1, 1993. See Regulation and Legislation above.

         Operating, general and administrative expense decreased $24,116, or approximately 3 percent, from $917,274 for the three months ended September 30, 1993 to $893,158 for the comparable period in 1994. This decrease in operating, general and administrative expenses was primarily due to decreases in personnel costs, which were partially offset by increases in programming and advertising related costs. Operating, general and administrative expense increased $29,846, or approximately 1 percent, from $2,637,850 for the nine months ended September 30, 1993 to $2,667,696 for the comparable period in 1994. This increase in operating, general and administrative expenses was due to increases in advertising costs, which were partially offset by decreases in personnel costs. Operating, general and administrative expenses represented approximately 56 percent and 58 percent of revenues for the three months ended September 30, 1994 and 1993, respectively, and approximately 57 percent and 56 percent of revenues for the nine months ended September 30, 1994 and 1993, respectively. No other individual factor significantly affected the increase in operating, general and administrative expense for the periods discussed.

         Management fees and allocated administrative costs from the General Partner decreased $4,796, or approximately 2 percent, from $193,287 for the three months ended September 30, 1993 to $188,491 for the similar period in 1994. This decrease is due to decreases in allocated expenses as a result of a change in the allocation method at December 1, 1993. Management fees and allocated administrative costs from the General Partner increased $13,530, or approximately 2 percent, from $569,394 for the nine months ended September 30, 1993 to $582,924 for the similar period in 1994. This increase is primarily due to increases in allocated expenses from the General Partner. The General Partner has experienced increases in expenses, including personnel costs and reregulation costs.

         Depreciation and amortization expense increased $35,337, or approximately 4 percent, from $821,634 for the three month period ended September 30, 1993 to $856,971 for the similar period in 1994. Depreciation and amortization expense increased $118,125, or approximately 5 percent, from $2,452,806 for the nine month period ended September 30, 1993 to $2,570,931 for the similar period in 1994. These increases are due to increases in the Partnership's depreciable asset base.

         Operating loss increased $3,608, or approximately 1 percent from $349,067 for the three months ended September 30, 1993 to $352,675 for the similar 1994 period. Operating loss increased $157,963, or approximately 17 percent from $957,908 for the nine months ended September 30, 1993 to $1,115,871 for the similar 1994 period. These increases are due to increases in depreciation and amortization expense.

         Operating income before depreciation and amortization increased $31,729, or approximately 7 percent, from $472,567 for the three month period ended September 30, 1993 to $504,296 for the comparable period in 1994. This increase was due to the decreases in allocated administrative expenses from the General Partner and operating, general and administrative expenses. Operating income before depreciation and amortization decreased $39,838, or approximately 3 percent, from $1,494,898 for the nine month period ended September 30, 1993 to $1,455,060 for the comparable period in 1994. This decrease was due to the increases in allocated administrative expenses from the General Partner and operating, general and administrative expenses.

         Interest expense increased $35,818, or approximately 24 percent, from $149,869 for the three month period ended September 30, 1993 to $185,687 for the comparable period in 1994. Interest expense increased $42,604, or approximately 10 percent from $446,366 for the nine month period ended September 30, 1993 to $488,970 for the comparable period in 1994. These increases were primarily the result of higher outstanding balances on interest bearing obligations and to higher interest rates during 1994 as compared to 1993. The effective interest rates on amounts outstanding as of September 30, 1994 and 1993 were 6.52 percent and 4.85 percent, respectively.

         Net loss increased by $34,630, or approximately 7 percent, from $500,002 for the three month period ended September 30, 1993 to $534,632 for the comparable period in 1994. Net loss increased $200,919, or approximately 14 percent from $1,409,832 for the nine month period ended September 30, 1993 to $1,610,751 for the comparable period in 1994. These losses are primarily a result of increases in interest expense and depreciation and amortization, and may increase over the short-term as a result of the effects of the 1992 Cable Act and are expected to continue in the future.

                          PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

         a)   Exhibits

         27)  Financial Data Schedule

         b)   Reports on Form 8-K

              None

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


                                JONES GROWTH PARTNERS II L.P.
                                BY: JONES SPACELINK CABLE
                                    CORPORATION, its General Partner


                                By: /S/ Jay B. Lewis
                                    Jay B. Lewis
                                    Controller
                                    (Principal Financial and Accounting Officer)


Dated:  November 11, 1994

                              INDEX TO EXHIBITS



                                                                             SEQUENTIALLY
EXHIBIT                                                                        NUMBERED
NUMBER              DESCRIPTION                                                  PAGE
- - -------             -----------                                              ------------

27          Financial Data Schedule.
