Form 10-Q
period 1995-03-31
JONES GROWTH PARTNERS II L P
filed 1995-05-12
CIK 857548

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended  March 31, 1995
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from           to
                               ----------   ----------

                       Commission File Number:   0-19259


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

                         JONES GROWTH PARTNERS II L.P.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                      March 31,               December 31,
             ASSETS                                                     1995                      1994
             ------                                                 -------------             ------------
CASH AND CASH EQUIVALENTS                                           $      56,896             $     61,131

TRADE RECEIVABLE, less allowance
for doubtful receivables of $14,103 and $4,291 at
March 31, 1995 and December 31, 1994, respectively                        339,699                  338,891

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                               14,671,134               14,011,386
  Less- accumulated depreciation                                       (3,539,570)              (3,158,613)
                                                                    -------------             ------------

                                                                       11,131,564               10,852,773

  Franchise costs, net of accumulated amortization
    of $3,048,816 and $2,791,240 at March 31, 1995
    and December 31, 1994, respectively                                 7,254,184                7,511,760
  Subscriber lists, net of accumulated amortization of
    $1,626,661 and $1,489,195 at March 31, 1995 and
    December 31, 1994, respectively                                     2,222,339                2,359,804
  Noncompete agreement, net of accumulated amortization
    of $1,295,415 and $1,185,944 at March 31, 1995 and
    December 31, 1994, respectively                                       638,585                  748,056
  Costs in excess of interests in net assets purchased, net
    of accumulated amortization of $133,365 and $122,089
    at March 31, 1995 and December 31, 1994, respectively               1,668,524                1,679,800
                                                                    -------------             ------------

          Total investment in cable television properties              22,915,196               23,152,193

DEBT PLACEMENT COSTS, net of accumulated
  amortization of $110,559 and $101,216 at
  March 31, 1995 and December 31, 1994,
  respectively                                                            172,846                  182,189

DEPOSITS, PREPAID EXPENSES AND OTHER                                      146,045                  230,433
                                                                    -------------             ------------

          Total assets                                              $  23,630,682             $ 23,964,837
                                                                    =============             ============

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                         JONES GROWTH PARTNERS II L.P.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                       March 31,               December 31,
        LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                      1995                      1994
        -------------------------------------------                   -----------              ------------
LIABILITIES:
  Credit facility and other debt                                      $11,540,332              $11,247,350
  Accounts payable to Jones Intercable, Inc.                              266,281                   71,270
  Trade accounts payable and accrued liabilities                          460,993                  622,661
  Subscriber prepayments and deposits                                     325,723                  324,185
                                                                      -----------              -----------

         Total liabilities                                             12,593,329               12,265,466
                                                                      -----------              -----------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                     1,000                    1,000
    Accumulated deficit                                                   (60,433)                 (53,813)
                                                                      -----------              -----------

                                                                          (59,433)                 (52,813)
                                                                      -----------              -----------

  Limited Partners-
    Contributed capital, net of related
      commissions, syndication costs and
      interest distribution (19,785 units
      outstanding at March 31, 1995 and
      December 31, 1994)                                               16,746,882               16,746,882
    Accumulated deficit                                                (5,650,096)              (4,994,698)
                                                                      -----------              -----------

                                                                       11,096,786               11,752,184
                                                                      -----------              -----------

         Total partners' capital (deficit)                             11,037,353               11,699,371
                                                                      -----------              -----------

         Total liabilities and partners' capital (deficit)            $23,630,682              $23,964,837
                                                                      ===========              ===========


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                         JONES GROWTH PARTNERS II L.P.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                                                            For the Three Months Ended
                                                                                     March 31,
                                                                       -----------------------------------
                                                                         1995                     1994
                                                                      -----------              -----------
REVENUES                                                              $ 1,617,699              $ 1,546,822

COSTS AND EXPENSES:
  Operating expenses                                                      970,844                  868,850
  Management fees and allocated administrative
   costs from General Partner                                             202,322                  197,889
  Depreciation and amortization                                           907,324                  856,989
                                                                      -----------              -----------

OPERATING LOSS                                                           (462,791)                (376,906)
                                                                      -----------              -----------

OTHER INCOME (EXPENSE):
  Interest expense                                                       (199,493)                (144,644)
  Other, net                                                                 (266)                   1,691
                                                                      -----------              -----------

NET LOSS                                                              $  (662,018)             $  (519,859)
                                                                      ===========              ===========

ALLOCATION OF NET LOSS
    General Partner                                                   $    (6,620)             $    (5,199)
                                                                      ===========              ===========

    Limited Partners                                                  $  (655,398)             $  (514,660)
                                                                      ===========              ===========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                                                    $    (33.13)             $    (26.01)
                                                                      ===========              ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                                       $    19,785                   19,785
                                                                      ===========              ===========


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                         JONES GROWTH PARTNERS II L.P.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS

                                                                            For the Three Months Ended
                                                                                     March 31,
                                                                        ----------------------------------
                                                                           1995                   1994
                                                                        ----------              ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                              $ (662,018)             $ (519,859)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
      Depreciation and amortization                                        907,324                 856,989
      Amortization of interest rate protection contract                      5,658                   5,658
      Decrease (increase) in trade receivables                              49,192                 (16,764)
      Increase in deposits, prepaid expenses and
        other                                                               27,494                  69,533
      Decrease in trade accounts payable,
        accrued liabilities and subscriber
        prepayments and deposits                                          (160,130)               (144,272)
      Increase in advances from
        General Partner                                                    195,011                  52,132
                                                                        ----------              ----------

         Net cash provided by operating activities                         362,531                 303,417
                                                                        ----------              ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of plant and equipment                                         (659,748)               (215,161)
                                                                        ----------              ----------

         Net cash used in investing activities                            (659,748)               (215,161)
                                                                        ----------              ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                 300,000                     -
  Repayment of borrowings                                                   (7,018)               (123,024)
                                                                        ----------              ----------

         Net cash provided by (used in) financing activities               292,982                (123,024)
                                                                        ----------              ----------

DECREASE IN CASH                                                            (4,235)                (34,768)

CASH, AT BEGINNING OF PERIOD                                                61,131                 757,270
                                                                        ----------              ----------

CASH, AT END OF PERIOD                                                  $   56,896              $  722,502
                                                                        ==========              ==========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                         $  289,982              $  156,398
                                                                        ==========              ==========


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                         JONES GROWTH PARTNERS II L.P.
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1) This Form 10-Q is being filed in conformity with the Securities and Exchange Commission requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Jones Growth Partners II L.P. (the "Partnership") at March 31, 1995 and December 31, 1994, and its results of operations and changes in its cash flows for the three month periods ended March 31, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

         The Partnership owns and operates the cable television system serving the areas in and around the communities of Yorba Linda, certain portions of Anaheim Hills, and certain portions of unincorporated Orange County, all in the state of California (the "Yorba Linda System").

(2) The Partnership was formed pursuant to a public offering of limited partnership interests sponsored by Jones Spacelink Cable Corporation (the "General Partner"). The General Partner was a wholly owned subsidiary of Jones Spacelink, Ltd. ("Spacelink") until December 20, 1994. On that date, Jones Intercable, Inc. ("Intercable"), a Colorado corporation that also was a subsidiary of Spacelink, acquired substantially all of the assets of Spacelink including all of the shares of the General Partner. The General Partner is thus now a wholly owned subsidiary of Intercable. Intercable is one of the largest multiple system operators in the United States. The General Partner and certain of its affiliates also own and operate cable television systems for their own account and for the account of other managed limited partnerships. Intercable manages the Partnership and receives a fee for its services equal to five percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership for the three month period ended March 31, 1995 and 1994 were $80,885 and $77,341, respectively.

         The Partnership reimburses the General Partner and certain of its affiliates for certain allocated general and administrative costs. These expenses include salaries and benefits paid to corporate personnel, office rent and related facilities expense. Such personnel provide engineering, marketing, administrative, accounting, legal, and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner and certain of its affiliates with respect to each partnership managed. Remaining overhead costs are allocated based on revenues of the Partnership as a percentage of total revenues of owned and managed partnerships of Intercable. All cable television systems owned or managed by the General Partner and certain of its affiliates are allocated a proportionate share of these expenses. Included in the costs allocated from Intercable and certain of its affiliates are expenses allocated to the General Partner and certain of its affiliates from affiliated entities for information processing and administrative services. The General Partner believes that the methodology used in allocating general and administrative costs is reasonable. Reimbursements by the Partnership to the General Partner for allocated general and administrative costs for the three month period ended March 31, 1995 were $121,437. Reimbursements by the Partnership to Spacelink for the similar period ended March 31, 1994 were $120,548.

                         JONES GROWTH PARTNERS II L.P.
                            (A Limited Partnership)

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


                              FINANCIAL CONDITION

         For the three months ended March 31, 1995, the Partnership generated net cash from operating activities totaling $362,531, which is available to fund capital expenditures and non-operating costs. During the first quarter of 1995, the Partnership purchased $660,000 of plant and equipment for its Yorba Linda System. Approximately 59 percent of these expenditures were for pay-per-view equipment. Such expenditures were funded from cash from operations and borrowings under the Partnership's credit facility. Capital expenditures for the remainder of 1995 are expected to be approximately $2,468,000 and will be financed principally from cash flow from operations and available borrowings under the Partnership's credit facility. Approximately 57 percent of these expenditures will be for pay-per-view equipment, and the remainder of these expenditures will be for various other enhancements throughout the Yorba Linda System.

         On September 30, 1994, an amendment was signed to extend the revolving aspect of the Partnership's $13,000,000 credit facility to December 31, 1996, at which time the outstanding principal balance will convert to a term loan, payable in quarterly installments with a final maturity date of December 31, 2002. Generally, the interest on the outstanding principal balance is at the Partnership's option of the Prime rate plus 1/4 percent to 1/2 percent or LIBOR plus 1-1/4 percent to 1-1/2 percent, depending upon the ratio of the Partnership debt to operating cash flow. As of March 31, 1995, $11,461,375 was outstanding under the Partnership's $13,000,000 credit facility, leaving $1,538,625 for future borrowings.

         On January 12, 1993, the Partnership entered into an interest rate cap agreement covering outstanding debt obligations of $7,000,000. The Partnership paid a fee of $67,900 for the rate cap agreement. The agreement protects the Partnership from LIBOR interest rates that exceed 7 percent for three years from the date of the agreement. At March 31, 1995, the Partnership was paying an average of 7.55 percent on the total outstanding borrowings under its credit facility.

         The General Partner presently believes cash flow from operations and available borrowings under the Partnership's credit facility will be sufficient to fund capital expenditures and other liquidity needs of the Partnership.

                           Regulation and Legislation

         Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. This legislation has caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally imposes a greater degree of regulation on the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable systems in the United States, including the Yorba Linda System, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. The FCC's rules became effective on September 1, 1993. In compliance with these rules, the Partnership reduced rates charged for certain regulated services effective September 1, 1993.

         On February 22, 1994, however, the FCC adopted several additional rate orders including orders which revised its earlier-announced regulatory scheme with respect to rates and established interim cost-of-service regulations. The FCC's February 22, 1994 regulations generally require rate reductions, absent a successful cost-of-service showing, of 17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no changes in their rates and did not restructure service offerings between May 15 and July 14.

         The Partnership has filed cost-of-service showings for the Yorba Linda System and thus anticipates no further reductions in rates. The cost-of-service showing has not yet received final approval from franchising authorities, however, and there can be no assurance that the Partnership's cost-of-service showing will prevent further rate reductions until such final approval is received.

                             Results of Operations

         Revenues of the Partnership increased $70,877, or approximately 5 percent, from $1,546,822 for the three months ended March 31, 1994 to $1,617,699 for the three months ended March 31, 1995. This increase was primarily the result of increases in basic subscribers and advertising revenues. Since March 31, 1994, the Partnership's cable systems added 522 basic subscribers representing approximately 46 percent of the increase in revenues. The number of basic subscribers increased from 15,634 basic subscribers at March 31, 1994 to 16,156 basic subscribers at March 31, 1995. An increase in advertising revenues accounted for approximately 42 percent of the increase in revenues. No other individual factor was significant to the increase in revenues.

         Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

         Operating expenses increased $101,994, or approximately 12 percent, from $868,850 for the three months ended March 31,1994 to $970,844 for the three months ended March 31,1995. Operating expenses represented approximately 56 percent and 60 percent of revenues for the three months ended March 31, 1994 and 1995, respectively. The increase in operating expenses was primarily the result of increases in programming costs which accounted for approximately 78 percent of the increase. No other individual factor significantly affected the increase in operating expenses.

         Management fees and allocated administrative costs from the General Partner increased $4,433, or approximately 2 percent, from $197,889 for the quarter ended March 31, 1994 to $202,322 for the similar period in 1995. The increase is primarily due to an increase in revenues, upon which such fees are based, and an increase in allocated expenses from the General Partner. The General Partner has experienced increases in expenses, including personnel costs, a portion of which is allocated to the Partnership. Depreciation and amortization increased $50,335, or approximately 6 percent, from $856,989 for the quarter ended March 31, 1994 to $907,324 for the quarter ended March 31, 1995. The increase was primarily due to capital additions during 1994.

         Operating loss increased $85,885, or approximately 23 percent, from $376,906 for the three months ended March 31, 1994 to $462,791 for the comparable 1995 period. This increase was due to the increase in operating expenses, management fees and allocated administrative costs from the General Partner and depreciation and amortization exceeding the increase in revenues. Operating income before depreciation and amortization decreased $35,550, or approximately 7 percent, from $480,083 in 1994 to $444,533 in 1995. The decrease was primarily due to the increase in operating expenses and management fees and allocated adminstrative costs from the General Partner exceeding the increase in revenues. The decrease in operating income before depreciation and amortization reflects the current operating environment of the cable television industry. The FCC rate regulations under the 1992 Cable Act have caused revenues to increase more slowly than otherwise would have been the case. In turn, this has caused certain expenses which are a function of revenue, such as franchise fees, copyright fees and management fees to increase more slowly than otherwise would have been the case. However, other operating costs such as programming fees, salaries and benefits, and marketing costs as well as other costs incurred by the General Partner, which are allocated to the Partnership, continue to increase at historical rates. This situation has led to reductions in operating income before depreciation and amortization as a percent of revenue ("Operating Margin"). Such reductions in Operating Margins may continue in the near term as the Partnership and the General Partner incur cost increases due to, among other things, programming fees, reregulation and competition, that exceed increases in revenue. The General Partner will attempt to mitigate a portion of these reductions through (a) new service offerings; (b) product re-marketing and re-packaging and (c) marketing efforts directed at non-subscribers.

         Interest expense increased $54,849, or approximately 38 percent from $144,644 for the three month period ended March 31, 1994 to $199,493 for the three month period ended March 31, 1995. This increase was primarily the result of higher outstanding balances on interest bearing obligations and higher interest rates during the three month period ended March 31, 1995 as compared to the similar period one year ago.

         Net loss increased by $142,159, or approximately 27 percent, from $591,859 for the three month period ended March 31, 1994 to $662,018 for the three month period ended March 31, 1995. The increase was a result of the factors discussed above.

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


                                JONES GROWTH PARTNERS II L.P.
                                BY: JONES SPACELINK CABLE
                                    CORPORATION, its General Partner


                                By: /s/ Kevin P. Coyle
                                    Kevin P. Coyle
                                    Group Vice President/Finance
                                    (Principal Accounting and Financial Officer)


Dated:  May 12, 1995

                              INDEX TO EXHIBITS



Exhibit               Description                   Page
- - -----------           -----------                   ----
 27                   Financial Data Schedule