Form 10-Q
period 1995-06-30
JONES GROWTH PARTNERS II L P
filed 1995-08-11
CIK 857548

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended  June 30, 1995

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from ______ to ______

                      Commission File Number:   0-19259


                        JONES GROWTH PARTNERS II L.P.
               Exact name of registrant as specified in charter


Colorado                                                          #84-1126141
State of organization                                  I.R.S. employer I.D. #

   9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
                     Address of principal executive office

                                (303) 792-3111
                         Registrant's telephone number


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                                No ____

                         JONES GROWTH PARTNERS II L.P.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                       June 30,                December 31,
             ASSETS                                                      1995                     1994
                                                                     -----------               -----------
CASH                                                                 $   328,257               $    61,131

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $21,327 and $4,291 at June 30, 1995
  and December 31, 1994, respectively                                    376,951                   338,891

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                              15,573,732                14,011,386
  Less- accumulated depreciation                                      (3,919,169)               (3,158,613)
                                                                     -----------               -----------
                                                                      11,654,563                10,852,773

  Franchise costs, net of accumulated amortization
    of $3,306,392 and $2,791,240 at June 30, 1995
    and December 31, 1994, respectively                                6,996,608                 7,511,760
  Subscriber lists, net of accumulated amortization of
    $1,764,124 and $1,489,195 at June 30, 1995 and
    December 31, 1994, respectively                                    2,084,875                 2,359,804
  Noncompete agreement, net of accumulated amortization
    of $1,404,887 and $1,185,944 at June 30, 1995 and
    December 31, 1994, respectively                                      529,113                   748,056
  Costs in excess of interests in net assets purchased, net
    of accumulated amortization of $144,642 and $122,089
    at June 30, 1995 and December 31, 1994, respectively               1,657,247                 1,679,800
                                                                     -----------               -----------
        Total investment in cable
          television properties                                       22,922,406                23,152,193

DEBT PLACEMENT COSTS, net of accumulated
  amortization of $119,902 and $101,216 at
  June 30, 1995 and December 31, 1994,
  respectively                                                           163,503                   182,189

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                              104,638                   230,433
                                                                     -----------               -----------
        Total assets                                                 $23,895,755               $23,964,837
                                                                     ===========               ===========


           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                         JONES GROWTH PARTNERS II L.P.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                        June 30,               December 31,
        LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                       1995                    1994
                                                                      -----------              -----------
LIABILITIES:
  Credit facility and other debt                                      $12,656,449              $11,247,350
  Accounts payable to Jones Intercable, Inc.                              137,556                   71,270
  Trade accounts payable and accrued liabilities                          318,565                  622,661
  Subscriber prepayments and deposits                                     320,966                  324,185
                                                                      -----------              -----------
        Total liabilities                                              13,433,536               12,265,466
                                                                      -----------              -----------
PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                     1,000                    1,000
    Accumulated deficit                                                   (66,185)                 (53,813)
                                                                      -----------              -----------
                                                                          (65,185)                 (52,813)
                                                                      -----------              -----------
  Limited Partners-
    Net contributed capital (19,785 units
      outstanding at June 30, 1995 and
      December 31, 1994)                                               16,746,882               16,746,882
    Accumulated deficit                                                (6,219,478)              (4,994,698)
                                                                      -----------              -----------
                                                                       10,527,404               11,752,184
                                                                      -----------              -----------
        Total partners' capital (deficit)                              10,462,219               11,699,371
                                                                      -----------              -----------
        Total liabilities and partners' capital (deficit)             $23,895,755              $23,964,837
                                                                      ===========              ===========


            The accompanying notes to unaudited financial statements
             are an integral part of these unaudited balance sheets.

                         JONES GROWTH PARTNERS II L.P.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                                   For The Three Months Ended          For The Six Months Ended
                                                            June 30,                            June 30,
                                                 ------------------------------       ---------------------------
                                                    1995                1994              1995           1994
                                                 ----------          ----------       -----------     -----------
REVENUES                                         $1,745,294          $1,572,913       $ 3,362,993     $ 3,119,735

COSTS AND EXPENSES:
  Operating expenses                                965,557             905,688         1,936,401       1,774,538
  Management fees and allocated administrative
    costs from General Partner                      201,147             196,544           403,469         394,433
  Depreciation and amortization                     905,966             856,971         1,813,290       1,713,960
                                                 ----------          ----------       -----------     -----------
OPERATING LOSS                                     (327,376)           (386,290)         (790,167)       (763,196)
                                                 ----------          ----------       -----------     -----------
OTHER INCOME (EXPENSE):
  Interest expense                                 (247,604)           (158,639)         (447,097)       (303,283)
  Other, net                                           (154)            (11,331)              112          (9,640)
                                                 ----------          ----------       -----------     -----------
NET LOSS                                         $ (575,134)         $ (556,260)      $(1,237,152)    $(1,076,119)
                                                 ==========          ==========       ===========     ===========
ALLOCATION OF NET LOSS:
  General Partner                                $   (5,752)         $   (5,563)      $   (12,372)    $   (10,761)
                                                 ==========          ==========       ===========     ===========
  Limited Partners                               $ (569,382)         $ (550,697)      $(1,224,780)    $(1,065,358)
                                                 ==========          ==========       ===========     ===========
NET LOSS PER LIMITED
  PARTNERSHIP UNIT                               $   (28.78)         $   (27.83)      $    (61.90)    $    (53.85)
                                                 ==========          ==========       ===========     ===========
WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                        19,785              19,785            19,785          19,785
                                                 ==========          ==========       ===========     ===========


            The accompanying notes to unaudited financial statements
               are an integral part of these unaudited statements.

                         JONES GROWTH PARTNERS II L.P.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS

                                                                            For the Six Months Ended
                                                                                     June 30,
                                                                        ---------------------------------
                                                                            1995                 1994
                                                                        -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                              $(1,237,152)          $(1,076,119)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
      Depreciation and amortization                                       1,813,290             1,713,960
      Amortization of interest rate protection contract                      11,316                11,316
      Decrease in trade receivables                                         (38,060)              (85,001)
      Decrease in deposits, prepaid expenses and
        other assets                                                        112,008               121,726
      Increase in trade accounts payable,
        accrued liabilities and subscriber
        prepayments and deposits                                           (307,315)             (114,601)
      Increase in accounts payable to
        Jones Intercable, Inc.                                               66,286                    --
                                                                        -----------           -----------
        Net cash provided by operating activities                           420,373               571,281
                                                                        -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of plant and equipment                                        (1,562,346)             (614,953)
                                                                        -----------           -----------
        Net cash used in investing activities                            (1,562,346)             (614,953)
                                                                        -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                1,437,512                    --
  Repayment of borrowings                                                   (28,413)             (246,049)
                                                                        -----------           -----------
        Net cash provided by (used in) financing activities               1,409,099              (246,049)
                                                                        -----------           -----------
INCREASE (DECREASE) IN CASH                                                 267,126              (289,721)

CASH, BEGINNING OF PERIOD                                                    61,131               757,270
                                                                        -----------           -----------
CASH, END OF PERIOD                                                     $   328,257           $   467,549
                                                                        ===========           ===========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                         $   343,570           $   304,764
                                                                        ===========           ===========

            The accompanying notes to unaudited financial statements
               are an integral part of these unaudited statements.

                         JONES GROWTH PARTNERS II L.P.
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Jones Growth Partners II L.P. (the "Partnership") at June 30, 1995 and December 31, 1994, and its results of operations for the three and six month periods ended June 30, 1995 and 1994, and changes in its cash flows for the six month periods ended June 30, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

        The Partnership owns and operates the cable television system serving the areas in and around the communities of Yorba Linda, certain portions of Anaheim Hills, and certain portions of unincorporated Orange County, all in the state of California (the "Yorba Linda System").

(2) The Partnership was formed pursuant to a public offering of limited partnership interests sponsored by Jones Spacelink Cable Corporation (the "General Partner"). The General Partner was a wholly owned subsidiary of Jones Spacelink, Ltd. ("Spacelink") until December 20, 1994. On that date, Jones Intercable, Inc. ("Intercable"), a Colorado corporation that also was a subsidiary of Spacelink, acquired substantially all of the assets of Spacelink including all of the shares of the General Partner. The General Partner is now a wholly owned subsidiary of Intercable. Intercable is one of the largest multiple system operators in the United States. Intercable and certain of its affiliates also own and operate cable television systems for their own account and for the account of other managed limited partnerships. The General Partner manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership for the three and six month periods ended June 30, 1995 were $87,265 and $168,150, respectively, as compared to $78,646 and $155,987, respectively, for the comparable period in 1994.

        The Partnership reimburses the General Partner and certain of its affiliates for certain allocated general and administrative costs. These expenses include salaries and benefits paid to corporate personnel, office rent and related facilities expense. Such personnel provide engineering, marketing, administrative, accounting, legal, and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner and certain of its affiliates with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by Intercable and certain of its affiliates. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating general and administrative costs is reasonable. Reimbursements by the Partnership to the General Partner for allocated general and administrative costs for the three and six month periods ended June 30, 1995 were $113,882 and $235,319, respectively, as compared to $117,898 and $238,446, respectively, for the comparable period in 1994.

                         JONES GROWTH PARTNERS II L.P.
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


                              FINANCIAL CONDITION

        For the six months ended June 30, 1995, the Partnership generated net cash from operating activities of $420,373, which is available to fund capital expenditures and non-operating costs. During the first six months of 1995, the Partnership purchased approximately $1,562,000 of plant and equipment for its Yorba Linda System. Approximately 50 percent of these expenditures were for pay-per-view equipment. Approximately 13 percent of these expenditures were for cable, hardware and labor for new subscriber installations. Such expenditures were funded from cash from operations and borrowings under the Partnership's credit facility. Capital expenditures for the remainder of 1995 are expected to be approximately $1,566,000 and will be financed principally from cash flow from operations, available borrowings under the Partnership's credit facility and, in its discretion, advances from the General Partner. Approximately 28 percent of the expected capital expenditures relates to service drops and to make additional subscriber installations. Approximately 18 percent will be for pay-per-view equipment and approximately 16 percent to replace equipment in the Yorba Linda System. The remainder of these expenditures will be for various other enhancements throughout the Yorba Linda System.

        On September 30, 1994, an amendment was signed to extend the revolving aspect of the Partnership's $13,000,000 credit facility to December 31, 1996, at which time the outstanding principal balance will convert to a term loan, payable in quarterly installments with a final maturity date of December 31, 2002. Generally, the interest on the outstanding principal balance is at the Partnership's option of the Prime rate plus 1/4 percent to 1/2 percent or the London Interbank Offered Rate ("LIBOR") plus 1-1/4 percent to 1-1/2 percent, depending upon the ratio of the Partnership debt to operating cash flow. As of June 30, 1995, $12,550,000 was outstanding under the Partnership's $13,000,000 credit facility, leaving $450,000 for future borrowings.

        On January 12, 1993, the Partnership entered into an interest rate cap agreement covering outstanding debt obligations of $7,000,000. The Partnership paid a fee of $67,900 for the rate cap agreement. The agreement protects the Partnership from LIBOR interest rates that exceed 7 percent for three years from the date of the agreement. At June 30, 1995 and 1994, the Partnership was paying an average of 7.64 percent and 6.07 percent, respectively, on the total outstanding borrowings under its credit facility.

        The General Partner presently believes cash flow from operations, available borrowings under the Partnership's credit facility and, if necessary, in its discretion, advances from the General Partner, will be sufficient to fund capital expenditures and other liquidity needs of the Partnership.


                             RESULTS OF OPERATIONS

        Revenues of the Partnership increased $172,381, or approximately 11 percent, to $1,745,294 for the three month period ended June 30, 1995 from $1,572,913 for the comparable period in 1994. Revenues of the Partnership increased $243,258, or approximately 8 percent, to $3,362,993 for the six month period ended June 30, 1995, from $3,119,735 for the comparable period in 1994. This increase in revenues was primarily due to increases in basic service revenues, which accounted for approximately 71 percent and 73 percent, respectively, of the increase in revenues for the three and six month periods. The Yorba Linda System added 650 basic subscribers, increasing to 16,305 basic subscribers at June 30, 1995 from 15,655 basic subscribers at June 30, 1994. The increase in basic subscribers accounted for approximately 71 percent of the increase in revenues.

        Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

        Operating expenses increased $59,869, or approximately 7 percent, to $965,557 for the three months ended June 30, 1995 from $905,688 for the three months ended June 30, 1994. This increase in operating expenses was primarily due to increases in programming costs and advertising costs, which were partially offset by a decrease in personnel costs. Operating expenses increased $161,863, or approximately 9 percent, to $1,936,401 for the six months ended June 30, 1995 to $1,774,538 for the six months ended June 30, 1994. This increase in operating expenses was due to increases in programming costs and advertising costs, which were partially offset by decreases in personnel and allocated costs. Operating expenses represented approximately 55 percent and 58 percent of revenues for the three months ended June 30, 1995 and 1994, respectively, and approximately 58 percent and 57 percent of revenues for the six months ended June 30, 1995 and 1994, respectively. No other individual factor significantly affected the increase in operating expenses for the periods discussed.

        Management fees and allocated administrative costs from the General Partner increased $4,603, or approximately 2 percent, to $201,147 for the three months ended June 30, 1995 from $196,544 for the similar period in 1994. Management fees and allocated administrative costs from the General Partner increased $9,036, or approximately 2 percent, to $403,469 for the six months ended June 30, 1995 from $394,433 for the similar period in 1994. These increases are primarily due to an increase in revenues, upon which such fees and allocations are based, which were partially offset by a decrease in allocated expenses from the General Partner.

        Depreciation and amortization expense increased $48,995, or approximately 6 percent, to $905,966 for the three month period ended June 30, 1995 from $856,971 for the similar period in 1994. Depreciation and amortization expense increased $99,330, or approximately 6 percent, to $1,813,290 for the six month period ended June 30, 1995 from $1,713,960 for the similar period in 1994. These increases are due to increases in the Partnership's depreciable asset base.

        Operating loss decreased $58,914, or approximately 15 percent, to $327,376 for the three months ended June 30, 1995 from $386,290 for the similar 1994 period. This decrease was due to the increase in revenues exceeding the increases in operating expenses, management fees and allocated administrative costs from the General Partner and depreciation and amortization costs. Operating loss increased $26,971, or approximately 4 percent, to $790,167 for the six months ended June 30, 1995 from $763,196 for the similar 1994 period. This increase was due to the increase in operating expenses, management fees and allocated administrative costs from the General Partner and depreciation and amortization exceeding the increase in revenues.

        Operating income before depreciation and amortization increased $107,909, or approximately 23 percent, to $578,590 for the three month period ended June 30, 1995 from $470,681 for the comparable period in 1994. Operating income before depreciation and amortization increased $72,359, or approximately 8 percent, to $1,023,123 for the six month period ended June 30, 1995 from $950,764 for the comparable period in 1994. These increases were due to the increase in revenues exceeding the increases in operating expenses and management fees and allocated administrative costs from the General Partner.

        Interest expense increased $88,965, or approximately 56 percent, to $247,604 for the three month period ended June 30, 1995 from $158,639 for the three month period ended June 30, 1994. Interest expense increased $143,814, or approximately 47 percent, to $447,097 for the six month period ended June 30, 1995 from $303,283 for the comparable period in 1994. These increases were primarily the result of higher outstanding balances on interest bearing obligations and to higher interest rates during 1995 as compared to 1994. The effective interest rates on amounts outstanding as of June 30, 1995 and 1994 were 7.64 percent and 6.07 percent, respectively.

        Net loss increased by $18,874, or approximately 3 percent, to $575,134 for the three month period ended June 30, 1995 from $556,260 for the comparable period in 1994. Net loss increased $161,033, or approximately 15 percent, to $1,237,152 for the six month period ended June 30, 1995 from $1,076,119 for the comparable period in 1994. These increases were the result of the factors discussed above.

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


                           JONES GROWTH PARTNERS II L.P.
                           BY:   JONES SPACELINK CABLE
                                 CORPORATION, its General Partner


                           By:   /S/ Kevin P. Coyle
                                 -------------------------------------------
                                 Kevin P. Coyle
                                 Group Vice President/Finance
                                 (Principal Accounting and Financial Officer)




Dated:  August 11, 1995

                                EXHIBIT INDEX

Exhibit No.                  Exhibit Description                           Page
- -----------                  -------------------                           ----

    27                     Financial Data Schedule