Form 10-Q
period 1995-09-30
JONES GROWTH PARTNERS II L P
filed 1995-11-13
CIK 857548

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
[x]      Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended  September 30, 1995
[ ]      Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from __________ to ____________

                       Commission File Number:   0-19259


                         JONES GROWTH PARTNERS II L.P.
--------------------------------------------------------------------------------
                Exact name of registrant as specified in charter


Colorado                                                             #84-1126141
--------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#

    9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
    ------------------------------------------------------------------------
                     Address of principal executive office

                                (303) 792-3111
                         -----------------------------
                         Registrant's telephone number


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

                        JONES GROWTH PARTNERS II L.P.
                           (A Limited Partnership)

                          UNAUDITED BALANCE SHEETS


                                                                    September 30,            December 31,
             ASSETS                                                     1995                     1994
             ------                                                 -------------            -------------
CASH                                                                $      22,420            $      61,131

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $18,475 and $4,291 at September 30, 1995
  and December 31, 1994, respectively                                     420,914                  338,891

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                               15,976,548               14,011,386
  Less- accumulated depreciation                                       (4,296,192)              (3,158,613)
                                                                    -------------            -------------

                                                                       11,680,356               10,852,773

  Franchise costs, net of accumulated amortization
    of $3,563,968 and $2,791,240 at September 30, 1995
    and December 31, 1994, respectively                                 6,739,032                7,511,760
  Subscriber lists, net of accumulated amortization of
    $1,901,588 and $1,489,195 at September 30, 1995 and
    December 31, 1994, respectively                                     1,947,411                2,359,804
  Noncompete agreement, net of accumulated amortization
    of $1,514,359 and $1,185,944 at September 30, 1995 and
    December 31, 1994, respectively                                       419,641                  748,056
  Costs in excess of interests in net assets purchased, net
    of accumulated amortization of $155,918 and $122,089
    at September 30, 1995 and December 31, 1994, respectively           1,645,971                1,679,800
                                                                    -------------            -------------

         Total investment in cable
           television properties                                       22,432,411               23,152,193

DEBT PLACEMENT COSTS, net of accumulated
  amortization of $129,245 and $101,216 at
  September 30, 1995 and December 31, 1994,
  respectively                                                            154,160                  182,189

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                               311,862                  230,433
                                                                    -------------            -------------

         Total assets                                               $  23,341,767            $  23,964,837
                                                                    =============            =============


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                         JONES GROWTH PARTNERS II L.P.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                      September 30,            December 31,
        LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                       1995                     1994
        -------------------------------------------                   -------------            ------------
LIABILITIES:
  Credit facility and other debt                                      $12,746,422              $11,247,350
  Accounts payable to Jones Intercable, Inc.                               45,579                   71,270
  Trade accounts payable and accrued liabilities                          399,346                  622,661
  Subscriber prepayments and deposits                                     308,287                  324,185
                                                                      -----------              -----------

         Total liabilities                                             13,499,634               12,265,466
                                                                      -----------              -----------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                     1,000                    1,000
    Accumulated deficit                                                   (72,385)                 (53,813)
                                                                      -----------              -----------

                                                                          (71,385)                 (52,813)
                                                                      -----------              -----------

  Limited Partners-
    Net contributed capital (19,785 units
      outstanding at September 30, 1995 and
      December 31, 1994)                                               16,746,882               16,746,882
    Accumulated deficit                                                (6,833,364)              (4,994,698)
                                                                      -----------              -----------

                                                                        9,913,518               11,752,184
                                                                      -----------              -----------

         Total partners' capital (deficit)                              9,842,133               11,699,371
                                                                      -----------              -----------

         Total liabilities and partners' capital (deficit)            $23,341,767              $23,964,837
                                                                      ===========              ===========


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                         JONES GROWTH PARTNERS II L.P.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                                   For the Three Months Ended          For the Nine Months Ended
                                                          September 30,                      September 30,
                                                 ------------------------------       ---------------------------
                                                    1995                1994             1995            1994
                                                 -----------         ----------       -----------     -----------
REVENUES                                         $ 1,777,406         $1,585,945       $ 5,140,399     $ 4,705,680

COSTS AND EXPENSES:
  Operating expenses                               1,036,495            893,158         2,972,896       2,667,696
  Management fees and allocated administrative
    costs from General Partner                       209,178            188,491           612,647         582,924
  Depreciation and amortization                      903,390            856,971         2,716,680       2,570,931
                                                 -----------         ----------       -----------     -----------

OPERATING LOSS                                      (371,657)          (352,675)       (1,161,824)     (1,115,871)

OTHER INCOME (EXPENSE):
  Interest expense                                  (247,880)          (185,687)         (694,977)       (488,970)
  Other, net                                            (549)             3,730              (437)         (5,910)
                                                 -----------         ----------       -----------     -----------

NET LOSS                                         $  (620,086)        $ (534,632)      $(1,857,238)    $(1,610,751)
                                                 ===========         ==========       ===========     ===========

ALLOCATION OF NET LOSS:
  General Partner                                $    (6,201)        $   (5,347)      $   (18,572)    $   (16,108)
                                                 ===========         ==========       ===========     ===========

  Limited Partners                               $  (613,885)        $ (529,285)      $(1,838,666)    $(1,594,643)
                                                 ===========         ==========       ===========     ===========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                               $    (31.03)        $   (26.75)      $    (92.93)    $    (80.60)
                                                 ===========         ==========       ===========     ===========

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                         19,785             19,785            19,785          19,785
                                                 ===========         ==========       ===========     ===========


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                         JONES GROWTH PARTNERS II L.P.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS

                                                                           For the Nine Months Ended
                                                                                  September 30,
                                                                        ----------------------------------
                                                                             1995                 1994
                                                                        ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                              $ (1,857,238)         $ (1,610,751)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
      Depreciation and amortization                                        2,716,680             2,570,931
      Amortization of interest rate protection contract                       16,974                11,316
      Increase in trade receivables                                          (82,023)             (229,769)
      Increase in deposits, prepaid expenses and
        other assets                                                        (102,110)             (121,004)
      Decrease in trade accounts payable,
        accrued liabilities and subscriber
        prepayments and deposits                                            (239,213)             (174,201)
      Increase (decrease) in accounts payable to
        Jones Intercable, Inc.                                               (25,691)               75,414
                                                                        ------------          ------------

         Net cash provided by operating activities                           427,379               521,936
                                                                        ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of plant and equipment                                         (1,965,162)             (928,638)
                                                                        ------------          ------------

         Net cash used in investing activities                            (1,965,162)             (928,638)
                                                                        ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                 1,537,512                -
  Repayment of borrowings                                                    (38,440)             (249,761)
                                                                        ------------          ------------

         Net cash provided by (used in) financing activities               1,499,072              (249,761)
                                                                        ------------          ------------

DECREASE IN CASH                                                             (38,711)             (656,463)

CASH, BEGINNING OF PERIOD                                                     61,131               757,270
                                                                        ------------          ------------

CASH, END OF PERIOD                                                     $     22,420          $    100,807
                                                                        ============          ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                         $    454,051          $    486,278
                                                                        ============          ============


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                         JONES GROWTH PARTNERS II L.P.
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Jones Growth Partners II L.P. (the "Partnership") at September 30, 1995 and December 31, 1994, and its results of operations for the three and nine month periods ended September 30, 1995 and 1994, and changes in its cash flows for the nine month periods ended September 30, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

         The Partnership owns and operates the cable television system serving the areas in and around the communities of Yorba Linda, certain portions of Anaheim Hills, and certain portions of unincorporated Orange County, all in the state of California (the "Yorba Linda System").

(2) The Partnership was formed pursuant to a public offering of limited partnership interests sponsored by Jones Spacelink Cable Corporation (the "General Partner"). The General Partner was a wholly owned subsidiary of Jones Spacelink, Ltd. ("Spacelink") until December 20, 1994. On that date, Jones Intercable, Inc. ("Intercable"), a Colorado corporation that also was a subsidiary of Spacelink, acquired substantially all of the assets of Spacelink including all of the shares of the General Partner. The General Partner is now a wholly owned subsidiary of Intercable. Intercable and certain of its affiliates also own and operate cable television systems for their own account and for the account of other managed limited partnerships. The General Partner manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership for the three and nine month periods ended September 30, 1995 were $88,870 and $257,020, respectively, compared to $79,297 and $235,284, respectively, for the comparable period in 1994.

         The Partnership reimburses the General Partner and certain of its affiliates for certain allocated general and administrative costs. These expenses include salaries and benefits paid to corporate personnel, office rent and related facilities expense. Such personnel provide engineering, marketing, administrative, accounting, legal, and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner and certain of its affiliates with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by Intercable and certain of its affiliates. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating general and administrative costs is reasonable. Reimbursements by the Partnership to the General Partner for allocated general and administrative costs for the three and nine month periods ended September 30, 1995 were $120,308 and $355,627, respectively, compared to $109,194 and
$347,640, respectively, for the comparable period in 1994.

                         JONES GROWTH PARTNERS II L.P.
                            (A Limited Partnership)

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

                             FINANCIAL CONDITION

         For the nine months ended September 30, 1995, the Partnership generated net cash from operating activities of approximately $427,000, which is available to fund capital expenditures and non-operating costs. During the first nine months of 1995, the Partnership purchased approximately $1,965,000 of plant and equipment for its Yorba Linda System. Approximately 45 percent of these expenditures were for pay-per-view equipment. Approximately 25 percent of these expenditures were for service drops to subscribers' homes. The remainder of these expenditures were for various enhancements in the Yorba Linda System. Such expenditures were funded from cash from operations and borrowings under the Partnership's credit facility. Capital expenditures for the remainder of 1995 are expected to be approximately $492,000 and will be financed principally from cash flow from operations, available borrowings under the Partnership's credit facility and, in its discretion, advances from the General Partner. Approximately 63 percent of the expected capital expenditures relates to pay-per-view equipment and approximately 19 percent relates to cable plant expansions. The remainder of these expenditures will be for various other enhancements throughout the Yorba Linda System.

         On September 30, 1994, an amendment was signed to extend the revolving aspect of the Partnership's $13,000,000 credit facility to December 31, 1996, at which time the outstanding principal balance will convert to a term loan, payable in quarterly installments with a final maturity date of December 31, 2002. As of September 30, 1995, $12,650,000 was outstanding under the Partnership's $13,000,000 credit facility, leaving $350,000 for future borrowings. Generally, the interest on the outstanding principal balance is at the Partnership's option of the Prime rate plus 1/4 percent to 1/2 percent or the London Interbank Offered Rate ("LIBOR") plus 1-1/4 percent to 1-1/2 percent, depending upon the ratio of the Partnership debt to operating cash flow. The effective interest rates on amounts outstanding as of September 30, 1995 and 1994 were 7.49 percent and 6.52 percent, respectively.

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

Regulatory Matters

         The FCC's rate regulations related to the 1992 Cable Act contain provisions for increasing rates for added channels, external costs and inflation. The Partnership has been able to adjust rates recently under such provisions. Such adjustments, together with a reduction in the cost of implementing the 1992 Cable Act compared to such costs in prior periods, are expected to cause the Partnership's revenue and cash flow to increase in fiscal 1996.

         Currently, there is legislation before Congress which, if enacted, would significantly change the regulatory environment in which the cable industry operates. Such legislation may eliminate rate regulation and allow telephone companies and others much broader entry into the cable television business and, in turn, may allow cable operators into the telephone and other telecommunications businesses. While the General Partner is encouraged by provisions of the legislation, it is too early to assess the impact such legislation, if enacted, would have on the Partnership.

                             RESULTS OF OPERATIONS

         Revenues of the Partnership increased $191,461, or approximately 12 percent, to $1,777,406 for the three month period ended September 30, 1995 from $1,585,945 for the comparable period in 1994. Revenues of the Partnership increased $434,719, or approximately 9 percent, to $5,140,399 for the nine month period ended September 30, 1995, from $4,705,680 for the comparable period in 1994. These increases in revenues were primarily due to rate adjustments, which accounted for approximately 30 percent and 28 percent, respectively, of the increase in revenues for the three and nine month periods. The Yorba Linda System added 600 basic subscribers, increasing to 16,402 basic subscribers at September 30, 1995 from 15,802 basic subscribers at September 30, 1994. The increase in basic subscribers accounted for approximately 21 percent and 26 percent, respectively, of the increase in revenues for the three and nine month periods. Equipment rental revenue accounted for approximately 29 percent and 25 percent of the revenue increase for the three and nine month periods, respectively.

         Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

         Operating expenses increased $143,337, or approximately 16 percent, to $1,036,495 for the three months ended September 30, 1995 from $893,158 for the three months ended September 30, 1994. This increase in operating expenses was primarily due to increases in programming costs, advertising costs and plant related costs. Operating expenses increased $305,200, or approximately 11 percent, to $2,972,896 for the nine months ended September 30, 1995 from $2,667,696 for the nine months ended September 30, 1994. This increase in operating expenses was due to increases in programming costs and advertising costs, which were partially offset by decreases in personnel and allocated costs. Operating expenses represented approximately 58 percent and 56 percent of revenues for the three months ended September 30, 1995 and 1994, respectively, and approximately 58 percent and 57 percent of revenues for the nine months ended September 30, 1995 and 1994, respectively. No other individual factor significantly affected the increase in operating expenses for the periods discussed.

         Management fees and allocated administrative costs from the General Partner increased $20,687, or approximately 11 percent, to $209,178 for the three months ended September 30, 1995 from $188,491 for the similar period in 1994. Management fees and allocated administrative costs from the General Partner increased $29,723, or approximately 5 percent, to $612,647 for the nine months ended September 30, 1995 from $582,924 for the similar period in 1994. These increases were primarily due to an increase in revenues, upon which such fees are based, as well as an increase in allocated expenses from the General Partner. The General Partner has experienced increases in expenses, a portion of which is allocated to the Partnership.

         Depreciation and amortization expense increased $46,419, or approximately 5 percent, to $903,390 for the three month period ended September 30, 1995 from $856,971 for the similar period in 1994. Depreciation and amortization expense increased $145,749, or approximately 6 percent, to $2,716,680 for the nine month period ended September 30, 1995 from $2,570,931 for the similar period in 1994. These increases were due to increases in the Partnership's depreciable asset base.

         Operating loss increased $18,982, or approximately 5 percent, to $371,657 for the three months ended September 30, 1995 from $352,675 for the similar 1994 period. Operating loss increased $45,953, or approximately 4 percent, to $1,161,824 for the nine months ended September 30, 1995 from $1,115,871 for the similar 1994 period. These increases were due to the increase in operating expenses, management fees and allocated administrative costs from the General Partner and depreciation and amortization exceeding the increase in revenues.

         The cable television industry generally measures the performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $27,437, or approximately 5 percent, to $531,733 for the three month period ended September 30, 1995 from $504,296 for the comparable period in 1994. Operating income before depreciation and amortization increased $99,796, or approximately 7 percent, to $1,554,856 for the nine month period ended September 30, 1995 from $1,455,060 for the comparable period in 1994. These increases were due to the increase in revenues exceeding the increases in operating expenses and management fees and allocated administrative costs from the General Partner.

         Interest expense increased $62,193, or approximately 33 percent, to $247,880 for the three month period ended September 30, 1995 from $185,687 for the three month period ended September 30, 1994. Interest expense increased $206,007, or approximately 42 percent, to $694,977 for the nine month period ended September 30, 1995 from $488,970 for the comparable period in 1994. These increases were primarily the result of higher outstanding balances on interest bearing obligations and to higher interest rates during 1995 as compared to 1994.

         Net loss increased by $85,454, or approximately 16 percent, to $620,086 for the three month period ended September 30, 1995 from $534,632 for the comparable period in 1994. Net loss increased $246,487, or approximately 15 percent, to $1,857,238 for the nine month period ended September 30, 1995 from $1,610,751 for the comparable period in 1994. These increases were the result of the factors discussed above.

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


                                        JONES GROWTH PARTNERS II L.P.
                                        BY:  JONES SPACELINK CABLE
                                        CORPORATION, its General Partner


                                        By:  /S/ Kevin P. Coyle
                                             Kevin P. Coyle
                                             Group Vice President/Finance
                                             (Principal Accounting and
                                              Financial Officer)


Dated:  November 13, 1995

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                         EXHIBIT DESCRIPTION                          PAGE
------                         -------------------                          ----
27                 Financial Data Schedule