Form 10-K405
period 1995-12-31
JONES GROWTH PARTNERS II L P
filed 1996-04-01
CIK 857548

                                 FORM 10-K 405
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1995
                                     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from    ________ to      ________

Commission file number:  0-19259

                         JONES GROWTH PARTNERS II L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Colorado                                             84-1126141
            --------                                             ----------
     State of Organization                                      (IRS Employer
                                                             Identification No.)

   P.O. Box 3309, Englewood,
     Colorado 80155-3309                                    (303) 792-3111
- -------------------------------                             --------------
(Address of principal executive                      (Registrant's telephone no.
     office and Zip Code                                  including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.    x
                                     -----


                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                    PART I.

                               ITEM 1.  BUSINESS

         THE PARTNERSHIP. Jones Growth Partners II L.P. (the "Partnership") is a Colorado limited partnership that was formed to acquire, own and operate cable television systems in the United States. Jones Spacelink Cable Corporation, a Colorado corporation, is the general partner (the "General Partner") of the Partnership. The General Partner is a wholly-owned subsidiary of Jones Intercable, Inc. ("Intercable"). Intercable is a Colorado corporation engaged in the business of owning and operating cable television systems. The Partnership owns the cable television systems serving Yorba Linda and certain portions of Anaheim Hills, all in the State of California (the "Yorba Linda System"). See Item 2.

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

         REVENUES. Monthly service fees for basic, tier and premium services constitute the major source of revenue for the Yorba Linda System. At December 31, 1995, the Yorba Linda System's monthly basic service rates ranged from $10.00 to $14.75, monthly basic and tier ("basic plus") service rates ranged from $23.75 to $24.77 and monthly premium services ranged from $4.70 to $11.95 per premium service. In addition, the Partnership earns revenues from the Yorba Linda System's pay-per-view programs and advertising fees. Related charges may include a nonrecurring installation fee that ranges from $4.95 to $35.00; however, from time to time the Yorba Linda System has followed the common industry practice of reducing or waiving the installation fee during promotional periods. Commercial subscribers such as hotels, motels and hospitals are charged a nonrecurring connection fee that usually covers the cost of installation. Except under the terms of certain contracts with commercial subscribers and residential apartment and condominium complexes, the subscribers are free to discontinue the service at any time without penalty. For the year ended December 31, 1995, of the total fees received by the Yorba Linda System, basic service and tier service fees accounted for approximately 67% of total revenues, premium service fees accounted for approximately 13% of total revenues, pay-per-view fees were approximately 2% of total revenues, advertising fees were approximately 6% of total revenues and the remaining 12% of total revenues came principally from equipment rentals, installation fees and program guide sales. The Partnership is dependent upon the timely receipt of service fees to provide for maintenance and replacement of plant and equipment, current operating expenses and other costs of the Yorba Linda System.

         FRANCHISES. The Yorba Linda System is constructed and operated under non-exclusive, fixed-term franchises or other types of operating authorities (referred to collectively herein as "franchises") granted by local governmental authorities. The Yorba Linda System's franchises require that franchise fees generally based on gross revenues of the cable system be paid to the governmental authority that granted the franchise, that certain channels be dedicated to municipal use, that municipal facilities, hospitals and schools be provided cable service free of charge and that any new cable plant be substantially constructed within specific periods.

         The Partnership holds 4 franchises for the Yorba Linda System. The 1984 Cable Act prohibits franchising authorities from imposing annual franchise fees in excess of 5% of gross revenues and also permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

         The Partnership has never had a franchise revoked. The Partnership's franchise expiration dates range from October 2001 to October 2005. During the next three to five years, the renewal process must commence for a significant number of the franchises for cable television systems owned or managed by Intercable. Intercable recently has experienced lengthy negotiations with some franchising authorities for the granting of franchise renewals. Some of the issues involved in recent renewal negotiations include rate regulation, customer service standards, cable plant upgrade or replacement and shorter terms of franchise agreements.

         COMPETITION. Cable television systems currently experience competition from several sources. A potential source of significant competition is Direct Broadcast Satellite ("DBS") services that use video compression technology to increase channel capacity and provide packages of movies, network and other program services that are competitive with those of cable television systems. Two companies offering DBS services began operations in 1994, and two other companies offering DBS service recently began operations. In addition, a joint venture has won the right to provide a DBS service through a FCC spectrum auction. Not all subscribers terminate cable television service upon acquiring a DBS system. The General Partner has observed that a number of DBS subscribers also elect to subscribe to cable television service in order to obtain the greatest variety of programming on multiple television sets, including local video services programming not available through DBS service.

         Although neither the Partnership, the General Partner nor Intercable has yet encountered competition from a telephone company providing video services as a cable operator or video dialtone operator, it is anticipated that Yorba Linda System and the cable television systems owned or managed by Intercable will face such competition in the near future. Legislation recently enacted into law will make it possible for companies with considerable resources to enter the business. For example, in February 1996, one of the regional Bell operating companies entered into an agreement to acquire the nation's third largest cable television company. In addition, several telephone companies have begun seeking cable television franchises from local governmental authorities as a consequence of litigation that successfully challenged the constitutionality of the cable television/telephone company cross-ownership rules. The General Partner cannot predict at this time when and to what extent telephone companies will provide cable television service within service areas in competition with the Yorba Linda System or with cable television systems owned or managed by Intercable.

         The General Partner is aware of the following imminent competition from telephone companies: Ameritech, one of the seven regional Bell operating companies, which provides telephone service in a multi-state region including Illinois, has just obtained a franchise that will allow it to provide cable television service in Naperville, Illinois, a community currently served by a cable system owned by another one of the public limited partnerships managed by Intercable. Chesapeake and Potomac Telephone Company of Virginia and Bell Atlantic Video Service Company, both subsidiaries of Bell Atlantic, another of the regional Bell operating companies, have announced their intention to build a cable television system in Alexandria, Virginia in competition with a cable television system owned by

Intercable. Bell Atlantic is preparing for the operation of a telecommunications and video business in northern Virginia, including the Alexandria metropolitan area. The FCC has granted GTE Virginia's application for authority to construct, operate, own and maintain video dialtone facilities in northern Virginia, including in the service area of a cable television system owned by Intercable. To date, GTE has not begun construction of a video distribution system. The entry of telephone companies as direct competitors could adversely affect the profitability and market value of the Yorba Linda System and Intercable's owned and managed systems.

         Additional competition is present from several sources, including the following: Master Antenna Television and Satellite Master Antenna Television systems that serve multi-unit dwellings such as condominiums, apartment complexes, motels, hotels and private residential communities; private cable television/telephonic companies that have secured exclusive contracts to provide video and telephony services to multi-unit dwellings and similar complexes; and multichannel, multipoint distribution service ("MMDS") systems, commonly called wireless cable which generally focus on providing service to residents of rural areas. In addition, the FCC has established a new wireless telecommunications service known as Personal Communications Service ("PCS") that would provide portable non-vehicular mobile communications services similar to that available from cellular telephone companies, but at a lower cost. Several cable television multiple system operators hold or have requested experimental licenses from the FCC to test PCS technology.

         REGULATION AND LEGISLATION. The cable industry is regulated under the Telecommunications Act of 1996 (the "1996 Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") and the Cable Communications Policy Act of 1984 (the "1984 Cable Act") and the regulations implementing these statutes. The Federal Communications Commission (the "FCC") has promulgated regulations covering such areas as the registration of cable television systems and other communications businesses, carriage of television broadcast programming, consumer education and lockbox enforcement, origination cablecasting and sponsorship identification, children's programming, the regulation of basic cable and cable programming service rates in areas where cable television systems are not subject to effective competition, signal leakage and frequency use, technical performance, maintenance of various records, equal employment opportunity, and antenna structure notification, marking and lighting. In addition, cable operators periodically are required to file various informational reports with the FCC. The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. State or local franchising authorities, as applicable, also have the right to enforce various regulations, impose fines or sanctions, issue orders or seek revocation subject to the limitations imposed upon such franchising authorities by federal, state and local laws and regulations. Several states have assumed regulatory jurisdiction of the cable television industry, and it is anticipated that other states will do so in the future. To the extent the cable television industry begins providing telephone service, additional state regulations will be applied to the cable television industry. Cable television operations are subject to local regulation insofar as systems operate under franchises granted by local authorities.

         The following is a summary of federal laws and regulations materially affecting the cable television industry, and a description of state and local laws with which the cable industry must comply.

         Telecommunications Act of 1996. The 1996 Act, which became law on February 28, 1996, substantially revised the Communications Act of 1934, as amended, including the 1984 Cable Act and the 1992 Cable Act, and has been described as one of the most significant changes in communications regulation since the original Communications Act of 1934. The 1996 Act is intended, in part, to promote substantial competition in the telephone local exchange and in the delivery of video and other services. As a result of the 1996 Act, local telephone companies (also known as local exchange carriers or "LECs") and other service providers are permitted to provide video programming, and cable television operators are permitted entry into the telephone local exchange market. The FCC is required to conduct rulemaking proceedings over the next several months to implement various provisions of the 1996 Act.

         Among other provisions, the 1996 Act modified the 1992 Cable Act by deregulating the cable programming service tier of large cable operators effective March 31, 1999 and the cable programming service tier of small cable operators (those that provide service to 50,000 or fewer subscribers) effective immediately. The 1996 Act also revised the procedures for filing a cable programming service tier rate complaint and adds a new effective competition test.

         The most far-reaching changes in the communications business will result from the telephony provisions of the 1996 Act. The statute expressly preempts any legal barriers to competition in the local telephone business that previously existed in state and local laws and regulations. Many of these barriers had been lifted by state actions over the last few years, but the 1996 Cable Act completes the task. The 1996 Act also establishes new requirements for maintaining and enhancing universal telephone service and new obligations for telecommunications providers to maintain privacy of customer information. The 1996 Act establishes uniform requirements and standards for entry, competitive carrier interconnection and unbundling of LEC monopoly services. Due to limitations in the Partnership's limited partnership agreement relating to the types of business in which the Partnership can be engaged, the Partnership will not likely provide telephone local exchange services in its cable systems.

         The 1996 Act repealed the cable television/telephone cross-ownership ban adopted in the 1984 Cable Act. The federal cross-ownership ban was particularly important to the cable industry because telephone companies already own certain facilities such as poles, ducts and associated rights of way. While this ban had been overturned by several courts, formal removal of the ban ended the last legal constraints on telephone company plans to enter the cable market. Under the 1996 Act, telephone companies in their capacity as common carriers now may lease capacity to others to provide cable television service. Telephone companies have the option of providing video service as cable operators or through "open video systems" ("OVS"), a regulatory regime that may provide more flexibility than traditional cable service. The 1996 Act exempts OVS operators from many of the regulatory obligations that currently apply to cable operators, such as rate regulation and franchise fees, although other requirements are still applicable. OVS operators, although not subject to franchise fees as defined by the 1992 Cable Act, are subject to fees charged by local franchising authorities or other governmental entities in lieu of franchise fees. (Under certain circumstances, cable operators also will be able to offer service through open video systems.) In addition, the 1996 Act eliminated the requirement that telephone companies file Section 214 applications (applications to provide video dialtone services) with the FCC before providing video service. This limits the opportunity of cable operators to mount challenges at the FCC regarding telephone company entry into the video market. The 1996 Act also contains restrictions on buying out incumbent cable operators in a telephone company's service area, especially in suburban and urban markets.

         Other parts of the 1996 Act also will affect cable operators. Under the 1996 Act, the FCC is required to revise the current pole attachment rate formula. This revision will result in an increase in the rates paid by entities, including cable operators, that provide telecommunication services. The rates will be phased in after a five-year period. (Cable operators that provide only cable services will be unaffected.) Under the V-chip provisions of the 1996 Act, cable operators and other video providers are required to pass along any program rating information that programmers include in video signals. Cable operators also are subject to new scrambling requirements for sexually explicit programming, and cable operators that provide Internet access or other online services are subject to the new indecency limitations for computer services. In addition, cable operators that provide Internet access or other online services are subject to the new indecency limitations for computer services, although these provisions already have been challenged in court, and the courts have preliminarily enjoined the enforcement of these content-based provisions.

         Under the 1996 Act, a franchising authority may not require a cable operator to provide telecommunications services or facilities, other than an institutional network, as a condition to a grant, renewal or transfer of a cable franchise, and franchising authorities are preempted from regulating telecommunications services provided by cable operators and from requiring cable operators to obtain a franchise to provide such services. The 1996 Act also repealed the 1992 Cable Act's anti-trafficking provision, which generally required the holding of cable television systems for three years.

         It is premature to predict the specific effects of the 1996 Act on the cable industry in general or the Partnership in particular. The FCC shortly will be undertaking numerous rulemaking proceedings to interpret and implement the 1996 Act. It is not possible at this time to predict the outcome of those proceedings or their effect on the Partnership.

         Cable Television Consumer Protection and Competition Act of 1992. The 1992 Cable Act, which became effective on December 4, 1992, caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally mandated a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable television systems in the United States, including those owned and managed by the General Partner, became subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allowed the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. The FCC's rules became effective on September 1, 1993.

         In compliance with these rules, the General Partner on behalf of the Partnership reduced rates charged for certain regulated services in the Partnership's cable systems effective September 1, 1993. These reductions resulted in some decrease in Partnership revenues and operating income before depreciation and amortization; however, the decrease was not as severe as originally anticipated. The General Partner has undertaken actions to mitigate a portion of these reductions primarily through (a) new service offerings in some systems, (b) product re-marketing and re-packaging and (c) marketing efforts directed at non-subscribers.

         On February 22, 1994, however, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The FCC's new regulations generally required rate reductions, absent a successful cost-of-service showing, of 17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. Further rate reductions for cable systems whose rates are below the revised benchmark levels, as well as reductions that would require operators to reduce rates below benchmark levels in order to achieve a 17 percent rate reduction, were held in abeyance pending completion of cable system cost studies. The FCC recently requested some of these "low price" systems to complete cost study questionnaires. After review of these questionnaires, the FCC could decide to permanently defer any further rate reductions, or require the additional 7 percent rate roll back for some or all of these systems. The FCC has also adopted its proposed upgrade methodology by which operators would be permitted to recover the costs of upgrading their plant.

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

         On November 10, 1994, the FCC also announced a revision to its regulations governing the manner in which cable operators may charge subscribers for new cable programming services. In addition to the present formula for calculating the permissible rate for new services, the FCC instituted a three-year flat fee mark-up plan for charges relating to new channels of cable programming services. Commencing on January 1, 1995, cable system operators may charge for new channels of cable programming services added after May 14, 1994 at a rate of up to 20 cents per channel, but may not make adjustments to monthly rates totaling more than $1.20 plus an additional 30 cents for programming license fees per subscriber over the first two years of the three-year period for these new services. Operators may charge an additional 20 cents in the third year only for channels added in that year plus the costs for the programming. Operators electing to use the 20 cent per channel adjustment may not also take a 7.5 percent mark-up on programming cost increases, which is permitted under the FCC's current rate regulations. The FCC has requested further comment as to whether cable operators should continue to receive the 7.5 percent mark-up on increases in license fees on existing programming services.

         The FCC also announced that it will permit operators to offer a "new product tier" ("NPT"). Operators will be able to price the NPT as they elect so long as, among other conditions, other channels that are subject to rate regulation are priced in conformity with applicable regulations and operators do not remove programming services from existing tiers and offer them on the NPT.

         In September 1995, the FCC authorized a new, alternative method of implementing rate adjustments which will allow cable operators to increase rates for programming annually on the basis of projected increases in external costs (inflation, costs for programming, franchise-related obligations and changes in the number of regulated channels) rather than on the basis of cost increases incurred in the preceding calendar quarter. Operators that elect not to recover all of their accrued external costs and inflation pass-throughs each year may recover them (with interest) in subsequent years.

         In December 1995, the FCC adopted final cost-of-service rate regulations requiring, among other things, cable operators to exclude 34 percent of system acquisition costs related to intangible and tangible assets used to provide regulated services. The FCC also reaffirmed the industry-wide
11.25 percent after tax rate of return on an operator's allowable rate base, but initiated a further rulemaking in which it proposes to use an operator's actual debt cost and capital structure to determine an operator's cost of capital or rate of return. After a rate has been set pursuant to a cost-of-service showing, rate increases for regulated services are indexed for inflation, and operators are permitted to increase rates in response to increases in costs beyond their control, such as taxes and increased programming costs.

         The United States Court of Appeals for the District of Columbia Circuit recently upheld the FCC's rate regulations implemented pursuant to the 1992 Cable Act, but ruled that the FCC impermissibly failed to permit cable operators to adjust rates for certain cost increases incurred during the period between the date the 1992 Cable Act was passed through the initial date of rate regulation. The FCC has not yet implemented the court's ruling.

         There have been several lawsuits filed by cable operators and programmers in federal court challenging various aspects of the 1992 Cable Act including its provisions relating to mandatory broadcast signal carriage, retransmission consent, access to cable programming, rate regulations, commercial leased channels and public access channels. On April 8, 1993, a three-judge federal district court panel issued a decision upholding the constitutionality of the mandatory signal carriage requirements of the 1992 Cable Act. That decision was appealed directly to the United States Supreme Court. The United States Supreme Court vacated the lower court decision on June 27, 1994 and remanded the case to the district court for further development of a factual record. On December 12, 1995, the three-judge federal district court again upheld the must-carry rules' validity. This decision has been appealed to the United States Supreme Court.

         In 1993, a federal district court upheld provisions of the 1992 Cable Act concerning rate regulation, retransmission consent, restrictions on vertically integrated cable television operators and programmers, mandatory carriage of programming on commercial leased channels and public, educational and governmental access channels and the exemption for municipalities from civil damage liability arising out of local regulation of cable services. The 1992 Cable Act's provisions providing for multiple ownership limits for cable operators and advance notice of free previews for certain programming services have been found unconstitutional and these decisions have been appealed. The FCC's regulations relating to the carriage of indecent programming, which were recently upheld by the United States Court of Appeals for the District of Columbia, have been appealed to the United States Supreme Court.

         Franchising. The responsibility for franchising or other authorization of cable television systems is left to state and local authorities. There are, however, several provisions in the 1984 Cable Act that govern the terms and conditions under which cable television systems provide service. These include uniform standards and policies that are applicable to cable television operators seeking renewal of a cable television franchise.
The
procedures established provide for a formal renewal process should the franchising authority and the cable television operator decline to use an informal procedure. A franchising authority unable to make a preliminary determination to renew a franchise is required to hold a hearing in which the operator has the right to participate. In the event a determination is made not to renew the franchise at the conclusion of the hearing, the franchising authority must provide the operator with a written decision stating the specific reasons for non-renewal. Generally, the franchising authority can finally decide not to renew a franchise only if it finds that the cable operator has not substantially complied with the material terms of the present franchise, has not provided reasonable service in light of the community's needs, does not have the financial, legal or technical ability to provide the services being proposed for the future, or has not presented a reasonable proposal for future service. A final decision of non-renewal by the franchising authority is appealable in court.

         A provision of the 1996 Act preempts franchising authorities from regulating telecommunications services provided by cable operators and from requiring cable operators to obtain a franchise to provide such services. A franchising authority may not require a cable operator to provide telecommunications services or facilities, other than an institutional network, as a condition to a grant, renewal or transfer of a cable franchise.

         GENERAL. The Partnership's business consists of providing cable television services to a large number of customers, the loss of any one of which would have no material effect on the Partnership's business. The Yorba Linda System has had some subscribers who later terminated the service. Terminations occur primarily because people move to another home or to another city. In other cases, people terminate on a seasonal basis or because they no longer can afford or are dissatisfied with the service. The amount of past due accounts in the Yorba Linda System is not significant. The General Partner's policy with regard to past due accounts is basically one of disconnecting service before a past due account becomes material.

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


                              ITEM 2.  PROPERTIES

         The Partnership acquired the Yorba Linda System in April 1992. The following sets forth (i) the monthly basic plus service rates charged to subscribers and (ii) the number of basic subscribers and pay units for the Yorba Linda System. The monthly basic service rates set forth herein represent, with respect to systems with multiple headends, the basic service rate charged to the majority of the subscribers within the Yorba Linda System. In cable television systems, basic subscribers can subscribe to more than one pay TV service. Thus, the total number of pay services subscribed to by basic subscribers are called pay units. As of December 31, 1995, the Yorba Linda System operated cable plant passing approximately 23,000 homes, representing an approximate 72% penetration rate. Figures for numbers of subscribers, miles of cable plant and homes passed are compiled from the General Partner's records and may be subject to adjustments.

                                                                                 At December 31,
                                                                -----------------------------------------------
         YORBA LINDA SYSTEM                                      1995                  1994               1993
         ------------------                                     ------                ------             ------
         Monthly basic plus service rate                        $ 24.77              $ 22.25            $ 22.25
         Basic subscribers                                       16,611               15,961             15,472
         Pay units                                               10,295                9,414              9,688



                           ITEM 3.  LEGAL PROCEEDINGS

         None.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                    PART II.

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
                      AND RELATED SECURITY HOLDER MATTERS

         While the Partnership's interests are publicly held, there is no established public market for the interests, and it is not expected that such a market will develop in the future. As of February 15, 1995, the number of equity security holders in the Partnership was 2,307.

                        ITEM 6. SELECTED FINANCIAL DATA


                                                                                                       From Inception
                                                                                                      (March 27, 1991)
                                                       For the Year Ended December 31,                 to December 31,
                                        -------------------------------------------------------------
                                            1995            1994            1993             1992           1991
                                       --------------  --------------  --------------   -------------  --------------
Revenues                                 $ 6,903,528    $ 6,345,871     $ 6,198,092      $ 4,293,195    $      -
Depreciation and Amortization              3,652,676      3,444,027       3,287,050        2,122,103              -
Operating Loss                            (1,594,133)    (1,538,783)     (1,316,141)        (686,403)             -
Net Loss                                  (2,553,640)    (2,264,142)     (1,912,873)      (1,089,275)       217,779
Net Income (Loss) per Limited
  Partnership Unit                           (127.78)       (113.29)         (95.72)          (62.24)         34.23
Weighted Average Number of
  Limited Partner Units
  Outstanding                                 19,785         19,785          19,785           17,309          6,363
General Partner's Capital (Deficit)          (78,349)       (52,813)        (30,172)         (11,043)         1,000
Limited Partners' Capital                  9,224,080     11,752,184      13,993,685       15,887,429      8,742,739
Total Assets                              22,683,846     23,964,837      26,502,620       27,812,155      8,794,334
Credit Facility and Other Debt            12,754,960     11,247,350      11,547,919       10,516,485         -
General Partner Advances                       -             71,270          -               141,435         -

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1995 Compared to 1994-

  Revenues of the Partnership for the year ended December 31, 1995 totaled $6,903,528 compared to $6,345,871 in 1994, an increase of $557,657, or approximately 9 percent. Increases in equipment rental revenue accounted for approximately 30 percent of the increase in revenues. The number of basic subscribers increased to 16,611 at December 31, 1995, compared to 15,961 at December 31, 1994, an increase of 650 basic subscribers, or approximately 4 percent. This increase in basic subscribers accounted for approximately 28 percent of the increase in revenues. Basic service rate adjustments accounted for approximately 21 percent of the increase in revenues. No other individual factor was significant to the increase in revenues.

  Operating expenses consist primarily of costs associated with the administration of the Yorba Linda System. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

  Operating expenses increased $370,068, or approximately 10 percent, to $4,008,167 in 1995 from $3,638,099 in 1994. Operating expenses represented approximately 58 percent and 57 percent of revenues in 1995 and 1994, respectively. The increase in operating expenses was primarily due to increases in programming costs which were due, in part, to the increases in subscribers. No other individual factor significantly affected the increase in operating expense.

  Management fees to the General Partner and allocated administrative costs from Jones Intercable, Inc. ("Intercable") increased $34,290, or approximately 4 percent, to $836,818 in 1995 from $802,528 in 1994. This increase was primarily the result of increases in revenues upon which such management fees are based.

  Depreciation and amortization expense increased $208,649, or approximately 6 percent, to $3,652,676 in 1995 from $3,444,027 in 1994. This increase in depreciation and amortization expense was attributable to additions to the Partnership's depreciable asset base.

  Operating loss increased $55,350, or approximately 4 percent, to $1,594,133 in 1995 from $1,538,783 in 1994. This increase was due to the increases in operating expenses, management fees to the General Partner and allocated administrative expenses from Intercable and depreciation and amortization exceeding the increase in revenues.

  The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $153,299, or approximately 8 percent, to $2,058,543 in 1995 from $1,905,244 in 1994. The increase was due to the increases in revenues exceeding the increase in operating expenses and management fees to the General Partner and allocated administrative expenses from Intercable.

  Interest expense increased $239,372, or approximately 33 percent, to $959,284 in 1995 from $719,912 in 1994. The increase was primarily due to higher outstanding balances on interest bearing obligations during 1995.

  Net loss increased $289,498, or approximately 13 percent, to $2,553,640 in 1995 from $2,264,142 in 1994. The increase was a result of the factors discussed above.

1994 Compared to 1993-

  Revenues of the Partnership for the year ended December 31, 1994 totaled $6,345,871, compared to $6,198,092 in 1993, an increase of $147,779, or approximately 2 percent. This increase is primarily the result of increases in advertising revenues, which were offset by decreases in equipment rental and additional outlet revenue. The increase in revenues would have been greater if not for the reduction in basic rates due to basic rate regulations issued by the FCC in April 1993, with which the Partnership complied effective September 1, 1993. No other individual factor was significant to the increase in revenues.

  Operating expenses increased $177,926, or approximately 5 percent, to $3,638,099 in 1994 from $3,460,174 in 1993. Operating expenses represented approximately 57 percent and 56 percent of revenues in 1994 and 1993, respectively. Of the total net increase in operating expenses, advertising related costs increased $158,613, representing approximately 89 percent of the total increase. No other individual factor significantly affected the increase in operating expense for the periods discussed.

  Management fees to the General Partner and allocated administrative costs from Intercable increased $35,519, or approximately 5 percent, to $802,528 in 1994 from $767,009 in 1993. This increase was primarily the result of increases in allocated expenses from the General Partner. The General Partner has experienced increases in expenses during 1994, including personnel costs and reregulation costs, a portion of which are allocated to the Partnership.

         Operating loss increased $222,642, or approximately 17 percent, to $1,538,783 in 1994 from $1,316,141 in 1993. This increase was due to the increases in operating expenses, management fees to the General Partner and allocated administrative expenses from Intercable and depreciation and amortization exceeding the increase in revenues.

         Operating income before depreciation and amortization decreased $65,665, or approximately 3 percent, to $1,905,244 in 1994 from $1,970,909 in
1993. The decrease was due to the increases in operating expenses and management fees to the General Partner and allocated administrative expenses from Intercable exceeding the increase in revenues.

         Interest expense increased $128,337, or approximately 22 percent, to $719,912 in 1994 from $591,575 in 1993. The increase was primarily due to higher average interest rates and increased amounts due to the General Partner.

         Net loss increased $351,269, or approximately 18 percent, to $2,264,142 in 1994 from $1,912,873 in 1993. The increase was a result of the factors discussed above.

FINANCIAL CONDITION

         For the year ended December 31, 1995, the Partnership generated net cash from operating activities totaling $988,176 which is available to fund capital expenditures and non-operating costs. During 1995, the Partnership purchased approximately $2,500,000 of plant and equipment for the Yorba Linda System. Approximately 76 percent of these expenditures was for cable plant extensions, cable, hardware and labor for new subscriber installations and to replace equipment in the Yorba Linda System. The remainder of the capital expenditures was for enhancements to the Yorba

Linda System. Capital expenditures for 1996 are expected to be approximately $2,300,000 and will be financed principally from cash flow from operations and borrowings under the Partnership's credit facility. For 1996, approximately 72 percent of the expected capital expenditures will be for cable, hardware and labor to extend the cable plant and to make additional subscriber installations in the Yorba Linda System, and the remainder of these expenditures will be for various other enhancements throughout the Yorba Linda System.

         As of December 31, 1995, $12,650,000 was outstanding under the Partnership's $13,000,000 revolving credit facility, leaving $350,000 for borrowings during 1996. At December 31, 1996, the revolving credit facility's outstanding principal balance will convert to a term loan, payable in quarterly installments with a final maturity date of December 31, 2002. Generally, the interest on the outstanding principal balance is at the Partnership's option of the Prime rate plus 1/4 percent to 1/2 percent or the London Interbank Offered Rate plus 1-1/4 percent to 1-1/2 percent, depending upon the ratio of the Partnership debt to operating cash flow. The effective interest rates on amounts outstanding as of December 31, 1995 and 1994 were 7.45 percent and 7.51 percent, respectively.

         The General Partner presently believes cash flow from operations and available borrowings under the credit facility and, if necessary and in its discretion, advances from the General Partner will be sufficient to fund capital expenditures and other liquidity needs of the Partnership in 1996.

REGULATION AND LEGISLATION

         The Partnership has filed a cost-of-service showing in response to rulemakings concerning the 1992 Cable Act for the Yorba Linda System and thus anticipates no further reductions in rates. The cost-of-service showing has not yet received final approval from regulatory authorities, however, and there can be no assurance that the Partnership's cost-of-service showing will prevent further rate reductions until such final approval is received.

         The Telecommunications Act of 1996 (the "1996 Act"), which became law on February 8, 1996, substantially revised the Communications Act of 1934, as amended, including the 1984 Cable Act and the 1992 Cable Act, and has been described as one of the most significant changes in communications regulation since the original Communications Act of 1934. The 1996 Act is intended, in part, to promote substantial competition in the telephone local exchange and in the delivery of video and other services. As a result of the 1996 Act, local telephone companies (also known as local exchange carriers or "LECs") and other service providers are permitted to provide video programming, and cable television operators are permitted entry into the telephone local exchange market. The FCC is required to conduct rulemaking proceedings over the next several months to implement various provisions of the 1996 Act.

         Among other provisions, the 1996 Act modified the 1992 Cable Act by deregulating the cable programming service tier of large cable operators including the Partnership effective March 31, 1999 and the cable programming service tier of "small" cable operators in systems providing service to 50,000 or fewer subscribers effective immediately. The 1996 Act also revised the procedures for filing cable programming service tier rate complaints and adds a new effective competition test.

         It is premature to predict the specific effects of the 1996 Act on the cable industry in general or the Partnership in particular. The FCC will be undertaking numerous rulemaking proceedings to interpret and implement the 1996 Act. It is not possible at this time to predict the outcome of those proceedings or their effect on the Partnership. See Item 1.

Item 8.  Financial Statements

                         JONES GROWTH PARTNERS II L.P.

                              FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1995 AND 1994

            AND FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                     INDEX




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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Partners of Jones Growth Partners II L.P.:

We have audited the accompanying balance sheets of Jones Growth Partners II L.P. (a Colorado limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital (deficit) and cash flows for the three years in the period ended December 31, 1995. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones Growth Partners II L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.




                                    /s/ ARTHUR ANDERSEN LLP
                                        ARTHUR ANDERSEN LLP


Denver, Colorado,
  March 8, 1996.

                         JONES GROWTH PARTNERS II L.P.
                            (A Limited Partnership)

                                 BALANCE SHEETS


                                                                                      December 31,
                                                                             -------------------------------
                               ASSETS                                             1995             1994
                               ------                                        --------------    -------------
CASH AND CASH EQUIVALENTS                                                    $    60,263       $    61,131

TRADE RECEIVABLES, less allowance
  for doubtful receivables of $27,667 and $4,291 at
  December 31, 1995 and 1994, respectively                                       235,967           338,891

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                      16,508,040        14,011,386
  Less - accumulated depreciation                                             (4,705,821)       (3,158,613)
                                                                             -----------       -----------
                                                                              11,802,219        10,852,773

  Franchise costs, net of accumulated amortization of $3,821,544
    and $2,791,240 at December 31, 1995 and 1994, respectively                 6,481,456         7,511,760
  Subscriber lists, net of accumulated amortization of $2,039,053
    and $1,489,195 at December 31, 1995 and 1994, respectively                 1,809,946         2,359,804
  Noncompete agreement, net of accumulated amortization of
     $1,623,830 and $1,185,944 at December 31, 1995 and 1994,
     respectively                                                                310,170           748,056
  Costs in excess of interests in net assets purchased,
    net of accumulated amortization of $167,194 and $122,089 at
    December 31, 1995 and 1994, respectively                                   1,634,695         1,679,800
                                                                             -----------       -----------

      Total investment in cable television properties                         22,038,486        23,152,193

DEBT PLACEMENT COSTS, net of accumulated amortization
  of $138,588 and $101,216 at December 31, 1995 and 1994, respectively           144,817           182,189

DEPOSITS, PREPAID EXPENSES AND OTHER                                             204,313           230,433
                                                                             -----------       -----------

      Total assets                                                           $22,683,846       $23,964,837
                                                                             ===========       ===========


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                         JONES GROWTH PARTNERS II L.P.
                            (A Limited Partnership)

                                 BALANCE SHEETS



                                                                                   December 31,
                                                                        ----------------------------------
  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                                1995                  1994
  ------------------------------------------                            -------------         ------------
LIABILITIES:
  Credit facility and other debt                                          $12,754,960          $11,247,350
  Accounts payable to Jones Intercable, Inc.                                   -                    71,270
  Trade accounts payable and accrued liabilities                              489,853              622,661
  Subscriber prepayments and deposits                                         293,302              324,185
                                                                          -----------          -----------

       Total liabilities                                                   13,538,115           12,265,466
                                                                          -----------          -----------

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                         1,000                1,000
    Accumulated deficit                                                       (79,349)             (53,813)
                                                                          -----------          -----------

                                                                              (78,349)             (52,813)
                                                                          -----------          -----------

  Limited Partners-
    Contributed capital, net of related
      commissions, syndication costs and
      interest distribution (19,785 units outstanding
      at December 31, 1995 and 1994, respectively)                         16,746,882           16,746,882
    Accumulated deficit                                                    (7,522,802)          (4,994,698)
                                                                          -----------          -----------

                                                                            9,224,080           11,752,184
                                                                          -----------          -----------

       Total partners' capital (deficit)                                    9,145,731           11,699,371
                                                                          -----------          -----------

       Total liabilities and
         partners' capital (deficit)                                      $22,683,846          $23,964,837
                                                                          ===========          ===========


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                         JONES GROWTH PARTNERS II L.P.
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS


                                                                          For the Year Ended
                                                                             December 31,
                                                      -------------------------------------------------------
                                                           1995                  1994                1993
                                                      -------------         ------------        -------------
REVENUES                                                $ 6,903,528          $ 6,345,871          $ 6,198,092

COSTS AND EXPENSES:
  Operating expense                                       4,008,167            3,638,099            3,460,174
  Management fees to the General Partner
     and allocated administrative costs
     from Jones Intercable, Inc.                            836,818              802,528              767,009
  Depreciation and amortization                           3,652,676            3,444,027            3,287,050
                                                        -----------          -----------          -----------

OPERATING LOSS                                           (1,594,133)          (1,538,783)          (1,316,141)

OTHER INCOME (EXPENSE):
  Interest expense                                         (959,284)            (719,912)            (591,575)
  Interest income                                             2,099               10,023                2,646
  Other, net                                                 (2,322)             (15,470)              (7,803)
                                                        -----------          -----------          -----------

NET LOSS                                                $(2,553,640)         $(2,264,142)         $(1,912,873)
                                                        ===========          ===========          ===========

ALLOCATION OF NET LOSS:
  General Partner                                       $   (25,536)         $   (22,641)         $   (19,129)
                                                        ===========          ===========          ===========

  Limited Partners                                      $(2,528,104)         $(2,241,501)         $(1,893,744)
                                                        ===========          ===========          ===========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                                      $   (127.78)         $   (113.29)         $    (95.72)
                                                        ===========          ===========          ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                              19,785               19,785               19,785
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

                         JONES GROWTH PARTNERS II L.P.
                            (A Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)


                                                                      For the Year Ended
                                                                           December 31,
                                                          ------------------------------------------------
                                                               1995              1994             1993
                                                          -------------     ------------      ------------
GENERAL PARTNER:
  Balance, beginning of year                              $    (52,813)     $    (30,172)     $    (11,043)
  Net loss for the year                                        (25,536)          (22,641)          (19,129)
                                                          ------------      ------------      ------------

  Balance, end of year                                    $    (78,349)     $    (52,813)     $    (30,172)
                                                          ============      ============      ============

LIMITED PARTNERS:
  Balance, beginning of year                               $11,752,184       $13,993,685       $15,887,429
  Net loss for the year                                     (2,528,104)       (2,241,501)       (1,893,744)
                                                            ----------        ----------        ----------

  Balance, end of year                                      $9,224,080       $11,752,184       $13,993,685
                                                            ==========        ==========        ==========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                         JONES GROWTH PARTNERS II L.P.
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                                  For the Year Ended
                                                                                     December 31,
                                                                  --------------------------------------------------
                                                                      1995                1994                1993
                                                                  ------------        ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                                 $(2,553,640)        $(2,264,142)        $(1,912,873)
Adjustments to reconcile net loss
         to net cash provided by operating activities:
         Depreciation and amortization                              3,652,676           3,444,027           3,287,050
         Amortization of interest rate protection contract             22,628              22,636              22,636
         Decrease (increase) in trade accounts receivable             102,924            (254,379)            (16,694)
         Increase in deposits, prepaid expenses and other              (1,451)            (44,324)           (142,337)
         Decrease in trade accounts payable, accrued
          liabilities and subscriber prepayments and deposits        (163,691)            (44,342)           (286,661)
         Increase (decrease) in accounts payable to
          Jones Intercable, Inc.                                      (71,270)             71,270            (141,435)
                                                                  -----------         -----------         -----------

              Net cash provided by operating activities               988,176             930,746             809,686
                                                                  -----------         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of property and equipment, net                   (2,496,654)         (1,326,316)         (1,195,106)
                                                                  -----------         -----------         -----------
              Net cash used in investing activities                (2,496,654)         (1,326,316)         (1,195,106)
                                                                  -----------         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from borrowings                                   2,196,455              55,108           1,344,031
         Repayment of borrowings                                     (688,845)           (355,677)           (312,597)
         Purchase of interest rate protection contract                 -                   -                  (67,900)
                                                                  -----------         -----------         -----------

              Net cash provided by (used in) financing activities   1,507,610            (300,569)            963,534
                                                                  -----------         -----------         -----------

INCREASE (DECREASE) IN CASH
         AND CASH EQUIVALENTS                                            (868)           (696,139)            578,114

CASH AND CASH EQUIVALENTS,
         AT BEGINNING OF YEAR                                          61,131             757,270             179,156
                                                                  -----------         -----------         -----------

CASH AND CASH EQUIVALENTS,
         AT END OF YEAR                                           $    60,263         $    61,131         $   757,270
                                                                  ===========         ===========         ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
         Interest paid                                            $   927,817         $   675,892         $   588,174
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

                         JONES GROWTH PARTNERS II L.P.
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

(1)      ORGANIZATION AND PARTNERS' INTERESTS:

         Formation and Business

         Jones Growth Partners II L.P. (the "Partnership"), a Colorado limited partnership, was formed on March 27, 1991, pursuant to a public offering of limited partnership interests sponsored by Jones Spacelink Cable Corporation (the "General Partner"). The Partnership was formed to acquire, construct, develop and operate cable television systems. The General Partner was a wholly owned subsidiary of Jones Spacelink, Ltd. ("Spacelink") until December 20, 1994. On that date, Jones Intercable, Inc. ("Intercable"), a Colorado corporation that was a subsidiary of Spacelink, acquired substantially all of the assets of Spacelink, including all of the shares of the General Partner. The General Partner is thus now a wholly owned subsidiary of Intercable. The General Partner and certain of its affiliates also owned and operated cable television systems for their own account and for the account of other managed limited partnerships.

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

         All profits and losses of the Partnership are allocated 99 percent to the limited partners and 1 percent to the General Partner, except for income or gain from the sale or disposition of cable television properties, which will be allocated to the partners based upon the formula set forth in the Partnership's agreement and interest income earned prior to the first acquisition by the Partnership of a cable television system, which was allocated 100 percent to the limited partners.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Accounting Records

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The Partnership's tax returns are also prepared on the accrual basis.

         The preparation of financial statements in conformity with generally accepted accounting principles requires the General Partner's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash and Cash Equivalents

         Cash and cash equivalents include cash on hand, amounts held in banks and highly liquid investments with a maturity at purchase of three months or less.

         Property, Plant and Equipment

         Depreciation of property, plant and equipment is provided using the straight-line method over the following estimated service lives:

Cable distribution systems                                 5-15 years
Equipment and tools                                           5 years
Office furniture and equipment                                5 years
Buildings                                                 10-20 years
Vehicles                                                      3 years

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

         Intangible Assets

         Costs assigned to intangible assets are being amortized using the straight-line method over the following estimated useful lives:

   Franchise costs                                         3-6 years
   Subscriber lists                                          3 years
   Noncompete agreement                                      1 year
   Costs in excess of interests in net assets purchased     36 years

         Revenue Recognition

         Subscriber prepayments are initially deferred and recognized as revenue when earned.

         Reclassifications

         Certain prior year amounts have been reclassified to conform to the 1995 presentation.

(3)      TRANSACTIONS WITH THE GENERAL PARTNER AND CERTAIN OF ITS AFFILIATES:

         Management Fees, Distribution Ratios and Reimbursements

         The General Partner manages the Partnership and receives a fee for its services equal to five percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership for the years ended December 31, 1995, 1994 and 1993 were $345,176, $317,294 and $309,905, respectively.

         Any partnership distributions made from cash flow (defined as cash receipts derived from routine operations, less debt principal and interest payments and cash expenses) are generally allocated 99 percent to the limited partners and one percent to the General Partner. Any distributions other than from cash flow are generally made as follows: first, to the limited partners in an amount which, together with all prior distributions made from sources other than cash flow, will equal the amount initially contributed to partnership capital by the limited partners; second, to the limited partners an amount equal to eight percent per annum, cumulative and noncompounded, on an amount equal to their initial capital contributions (less any portion of such initial capital contributions returned by the distribution to limited partners from prior sale or refinancing proceeds) provided, however, that the eight percent return will be reduced by all prior distributions of cash flow from the partnership and prior distributions of proceeds of sales or refinancings that exceed an amount equal to the limited partner's initial capital contributions; third, any remaining distribution shall be allocated 80 percent to the limited partners and 20 percent to the General Partner until the limited partners have received 250 percent of their initial capital contribution, after which any remaining distribution shall be allocated 75 percent to the limited partners and 25 percent to the General Partner.

         The Partnership reimburses the General Partner and certain of its affiliates for certain allocated general and administrative costs. These expenses include salaries and benefits paid to corporate personnel, office rent and related facilities expense. Such personnel provide engineering, marketing, administrative, accounting, legal, and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner and certain of its affiliates with respect to each partnership managed. Remaining expenses are allocated based upon the pro rata relationship of the Partnership's revenues to the total revenues of all cable television systems owned or managed by the General Partner and certain of its affiliates. All cable television systems owned or managed by the General Partner and certain of its affiliates are allocated a proportionate share of these expenses. Included in the costs allocated from Intercable and certain of its affiliates are expenses allocated to the General Partner and certain of its affiliates from affiliated entities for information processing and administrative services.
The General Partner believes that the methodology used in allocating general and administrative costs is reasonable. Reimbursements by the Partnership to the General Partner for allocated general and administrative costs for the years ended December 31, 1995, 1994 and 1993 were $491,642, $485,234 and
$457,104, respectively.

         The Partnership was charged interest during 1995 at an average rate of
10.51 percent on the amounts due to the General Partner, which approximated the General Partner's weighted average cost of borrowing. Interest charged to the Partnership by the General Partner totaled $10,802, $10,276 and $-0- during 1995, 1994 and 1993, respectively.

         Payments to/from Affiliates for Programming Services

         The Partnership receives programming from Product Information Network, Mind Extension University and Jones Computer Network, all of which are affiliates of Intercable.

         Payments to Mind Extension University for the years ended December 31, 1995, 1994 and 1993 totaled $10,072, $8,770 and $5,578, respectively. Payments to Jones Computer Network, which initiated service in 1994, totaled $20,037 in 1995 and $5,771 in 1994.

         The Partnership receives a commission from Product Information Network based on a percentage of advertising revenue and number of subscribers.
Product Information Network, which initiated service in 1994, paid commissions to the Partnership totaling $14,601 in 1995 and $2,389 in 1994.

(4) PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment as of December 31, 1995 and 1994, consisted of the following:

                                                                                        1995                1994
                                                                                  ----------------    ----------------
                 Cable distribution systems                                           $15,204,625         $13,187,501
                 Equipment and tools                                                      834,580             466,638
                 Office furniture and equipment                                           196,545             157,131
                 Buildings                                                                  6,468               6,468
                 Vehicles                                                                 265,822             193,648
                                                                                      -----------         -----------

                                                                                      $16,508,040         $14,011,386
                      Less:  accumulated depreciation                                 $(4,705,821)        $(3,158,613)
                                                                                      -----------         -----------

                                                                                      $11,802,219         $10,852,773
                                                                                      ===========         ===========

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

(6)      DEBT:

         As of December 31, 1995, $12,650,000 was outstanding under the Partnership's $13,000,000 revolving credit facility, leaving $350,000 for borrowings during 1996. At December 31, 1996, the revolving credit facility's outstanding principal balance will convert to a term loan, payable in quarterly installments with a final maturity date of December 31, 2002. Generally, the interest on the outstanding principal balance is at the Partnership's option of the Prime rate plus 1/4 percent to 1/2 percent or the London Interbank Offered Rate ("LIBOR") plus 1-1/4 percent to 1- 1/2 percent, depending upon the ratio of the Partnership debt to operating cash flow. The effective interest rates on amounts outstanding as of December 31, 1995 and 1994 were 7.45 percent and 7.51 percent, respectively.

         On January 12, 1993, the Partnership entered into an interest rate cap agreement covering outstanding debt obligations of $7,000,000. The Partnership paid a fee of $67,900 for the rate cap agreement. The agreement protected the Partnership from LIBOR interest rates that exceeded 7 percent for three years from the date of the agreement. The agreement expired in January 1996.

         The Partnership's debt consists of the following:

                                                                                            December 31,
                                                                              --------------------------------------
                                                                                   1995                   1994
                                                                              --------------        ----------------
                 Lending institutions-
                  Revolving credit and
                   term loan facility                                          $ 12,650,000            $ 11,161,375

                 Capitalized lease obligations                                      104,960                  85,975
                                                                               ------------            ------------

                                                                               $ 12,754,960            $ 11,247,350
                                                                               ============            ============

         Maturities of the revolving credit and term loan facility and capital lease obligations for the five years in the period ended December 31, 2000 and thereafter are as follows:

                 1996                                  $      31,488
                 1997                                        663,988
                 1998                                      1,296,488
                 1999                                      1,907,996
                 2000                                      2,530,000
                 Thereafter                                6,325,000
                                                       -------------


                                                       $  12,754,960
                                                       =============

         At December 31, 1995, the carrying amount of the Partnership's long-term debt did not differ significantly from the estimated fair value of the financial instruments. The fair value of the Partnership's long-term debt is estimated based on the discounted amount of future debt service payments using rates of borrowing for a liability of similar risk.

(7)      COMMITMENTS AND CONTINGENCIES:

         The Partnership has filed a cost-of-service showing in response to rulemakings covering the 1992 Cable Act for the Yorba Linda System and thus anticipates no further reductions in rates. The cost-of-service showing has not yet received final approval from regulatory authorities, however, and there can be no assurance that the Partnership's cost- of-service showing will prevent further rate reductions until such final approval is received.

         The Partnership rents office and other facilities under various long-term lease arrangements. Rent paid under such lease arrangements totaled $67,319, $84,194 and $74,079 for the years ended December 31, 1995, 1994 and
1993, respectively. Future minimum lease payments, as of December 31, 1995, under noncancelable operating leases for the five years in the period ending December 31, 2000, and thereafter are as follows:

                 1996                                       $ 74,223
                 1997                                         74,223
                 1998                                         51,575
                 1999                                         51,575
                 2000                                         51,575
                 Thereafter                                   39,806
                                                            --------
                 Total future minimum
                   lease payments                           $342,977
                                                            ========
(8)       SUPPLEMENTARY PROFIT AND LOSS INFORMATION:

         Supplementary profit and loss information is presented below:


                                                                           Year Ended December 31,
                                                                -------------------------------------------
                                                                   1995             1994             1993
                                                               ------------     -----------       ----------
         Maintenance and repairs                               $    56,020      $    45,174       $  106,270
                                                               ===========      ===========       ==========

         Taxes, other than income and
           payroll taxes                                       $   377,866      $   316,193       $  322,227
                                                               ===========      ===========       ==========

         Advertising costs                                     $    65,335      $    44,800       $   92,304
                                                               ===========      ===========       ==========

         Depreciation of property,
           plant and equipment                                 $ 1,547,208      $ 1,343,502       $1,186,524
                                                               ===========      ===========       ==========

         Amortization of intangible assets                     $ 2,105,468      $ 2,100,525       $2,100,526
                                                               ===========      ===========       ==========

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

         Name                       Age         Positions with the General Partner
         ----                       ---         ----------------------------------
         Glenn R. Jones             66          Chairman of the Board and Chief Executive Officer
         James B. O'Brien           46          President
         Ruth E. Warren             46          Vice President/Operations
         Elizabeth M. Steele        44          Vice President and Secretary
         Kevin P. Coyle             44          Vice President/Finance
         Larry W. Kaschinske        36          Controller
         Timothy J. Burke           45          Director


         Mr. Glenn R. Jones has served as Chief Executive Officer of the Managing General Partner since its inception in November 1988. Mr. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of Intercable since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of the subsidiaries of Intercable and of certain other affiliates of Intercable. Mr. Jones has been involved in the cable television business in various capacities since 1961, is a past and present member of the Board of Directors and the Executive Committee of the National Cable Television Association. He also is on the Executive Committee of Cable in the Classroom, an organization dedicated to education via cable. Additionally, in March 1991, Mr. Jones was appointed to the Board of Governors for the American Society for Training and Development, and in November 1992 to the Board of Education Council of the National Alliance of Business. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress. Mr. Jones is a past director and member of the Executive Committee of C-Span. Mr. Jones has been the recipient of several awards including the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the Chairman's Award from the Investment Partnership Association, which is an association of sponsors of public syndications; the cable television industry's Public Affairs Association President's Award in 1990, the Donald G. McGannon award for the advancement of minorities and women in cable; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; the Women in Cable Accolade in 1990 in recognition of support of this organization; the Most Outstanding Corporate Individual Achievement award from the International Distance Learning Conference; the Golden Plate Award from the American Academy of Achievement for his advances in distance education; the Man of the Year named by the Denver chapter of the Achievement Rewards for College Scientists; and in 1994 Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame.

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

         The General Partner charges the Partnership a management fee, and the Partnership reimburses the General Partner for certain allocated overhead and administrative expenses in accordance with the terms of the limited partnership agreement of the Partnership. These expenses consist primarily of salaries and benefits paid to corporate personnel, rent, data processing services and other facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to the

Partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems
owned or managed by Intercable and certain of its subsidiaries.    Systems
owned by Intercable and all other systems owned by partnerships for which Intercable and its affiliates are the general partner, are also allocated a proportionate share of these expenses.

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

         Product Information Network ("PIN"), an affiliate of the General Partner, provides advertising time for third parties on the Yorba Linda System. In consideration, the revenues generated from the third parties are shared two-thirds and one-third between PIN and the Partnership. During the year ended December 31, 1995, the Partnership received revenues from PIN of $14,601.

         The charges to the Partnership for related party transactions are as follows for the periods indicated:

                                                                                 At December 31,
                                                                   ----------------------------------------------
                                                                   1995                 1994                 1993
                                                                   ----                 ----                 ----
         Management fees                                        $345,176             $317,294              $309,905
         Allocation of expenses                                  491,642              485,235               457,104
         Interest expense                                            -0-                  -0-               591,575
         Amount of advances outstanding                              -0-               71,270                   -0-
         Highest amount of advances outstanding                  266,281               75,414               257,160
         Programming fees:
                 Mind Extension University                        10,072                8,770                 5,578
                 Jones Computer Network                           20,037                3,771                   -0-

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

             10.2.1 Credit and Security Agreement dated as of April 15, 1992 among the Partnership and Credit Lyonnais New York Branch, as agent for various lenders. (3)

             10.2.2 Amendment No. 1 dated as of September 30, 1994 to the Credit and Security Agreement dated as of April 15, 1992 among Jones Growth Partners II L.P. and Credit Lyonnais New York Branch, as agent for various lenders. (4)

             10.3.1 Purchase and Sale Agreement dated August 24, 1990, by and among Empire Partners, a California general partnership, Empire Cable Television, Inc., a California corporation, Yorba Linda Television Co., Inc., a California corporation, and Crown Valley Cable Television, Inc., a California corporation, as sellers, and Jones Spacelink, Ltd., a Colorado corporation, as buyer. (2)

             10.3.2 Letter Agreement dated October 16, 1990, amending Purchase and Sale Agreement. (2)

             10.3.3 Second Amendment to Purchase and Sale Agreement dated May 31, 1991. (2)

             10.3.4 Third Amendment to Purchase and Sale Agreement dated June 14, 1991. (2)

             10.3.5 Fourth Amendment to Purchase and Sale Agreement dated August 9, 1991. (2)

             27            Financial Data Schedule.

         __________

             (1) Incorporated by reference from the Form 8-A Registration Statement of Jones Growth Partners II L.P. filed with the Securities and Exchange Commission on May 6, 1991 (Commission File No. 0-19259).

             (2) Incorporated by reference from the Form S-1 Registration Statement of Jones Growth Partners II L.P. filed with the Securities and Exchange Commission (Registration No. 33- 32169).

             (3) Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1992.

             (4) Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994.

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

                                        JONES GROWTH PARTNERS II L.P.
                                        a Colorado limited partnership
                                        By:  Jones Spacelink Cable Corporation


                                        By:  /s/ GLENN R. JONES
                                             ----------------------------------
                                             Glenn R. Jones
                                             Chairman of the Board and Chief
Dated:       March 25, 1996                  Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                        By: /s/ GLENN R. JONES
                                            -----------------------------------
                                            Glenn R. Jones
                                            Chairman of the Board and Chief
                                            Executive Officer
Dated:       March 25, 1996                 (Principal Executive Officer)


                                        By: /s/ KEVIN P. COYLE
                                            -----------------------------------
                                            Kevin P. Coyle
                                            Vice President/Finance
Dated:       March 25, 1996                 (Principal Financial Officer)


                                        By: /s/ LARRY KASCHINSKE
                                            -----------------------------------
                                            Larry Kaschinske
                                            Controller
Dated:       March 25, 1996                 (Principal Accounting Officer)


                                        By: /s/ TIMOTHY J. BURKE
                                            -----------------------------------
                                            Timothy J. Burke
Dated:       March 25, 1996                 Director

                                 EXHIBIT INDEX


Exhibit
Number                            Exhibit Description                        Page
- -------                           -------------------                        ----
 4.1          Agreement of Limited Partnership.  (1)

10.1.1 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Anaheim, California. (3)

10.1.2 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the County of Orange, California. (3)

10.1.3 Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Yorba Linda, California. (3)

10.2.1 Credit and Security Agreement dated as of April 15, 1992 among the Partnership and Credit Lyonnais New York Branch, as agent for various lenders. (3)

10.2.2        Amendment No. 1 dated as of September 30, 1994 to the
              Credit and Security Agreement dated as of April 15, 1992
              among Jones Growth Partners II L.P. and Credit Lyonnais New
              York Branch, as agent for various lenders.  (4)

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


__________

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

(4) Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1994.