Form 10-Q
period 1996-03-31
JONES GROWTH PARTNERS II L P
filed 1996-05-15
CIK 857548

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended  March 31, 1996
                                --------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____ to _____

                       Commission File Number:   0-19259

                         JONES GROWTH PARTNERS II L.P.
- ------------------------------------------------------------------------------
                Exact name of registrant as specified in charter


Colorado                                                           #84-1126141
- ------------------------------------------------------------------------------
State of organization                                    I.R.S. employer I.D.#

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

                         JONES GROWTH PARTNERS II L.P.
                         -----------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                              March 31,    December 31,
ASSETS                                                           1996          1995
- -----------------------------------------------------------  ------------  -------------

CASH AND CASH EQUIVALENTS                                    $   114,716    $    60,263

TRADE RECEIVABLES, less allowance
  for doubtful receivables of $30,830 and $27,667 at
  March 31, 1996 and December 31, 1995, respectively             254,948        235,967

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                      16,859,895     16,508,040
  Less- accumulated depreciation                              (5,180,099)    (4,705,821)
                                                             -----------    -----------

                                                              11,679,796     11,802,219

  Franchise costs and other intangible assets, net of
    accumulated amortization of $8,167,410 at
    March 31, 1996 and $7,651,621 at
    December 31, 1995, respectively                            9,720,478     10,236,267
                                                             -----------    -----------

          Total investment in cable television properties     21,400,274     22,038,486

DEPOSITS, PREPAID EXPENSES AND OTHER                             281,867        349,130
                                                             -----------    -----------

          Total assets                                       $22,051,805    $22,683,846
                                                             ===========    ===========


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                         JONES GROWTH PARTNERS II L.P.
                         -----------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                                March 31,    December 31,
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                        1996          1995
- -------------------------------------------------------------  ------------  -------------

LIABILITIES:
  Credit facility and other debt                               $12,744,548    $12,754,960
  Trade accounts payable and accrued liabilities                   462,928        489,853
  Subscriber prepayments and deposits                              301,762        293,302
                                                               -----------    -----------

          Total liabilities                                     13,509,238     13,538,115
                                                               -----------    -----------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                              1,000          1,000
    Accumulated deficit                                            (85,381)       (79,349)
                                                               -----------    -----------

                                                                   (84,381)       (78,349)
                                                               -----------    -----------

  Limited Partners-
    Contributed capital, net of related
      commissions, syndication costs and
      interest distribution (19,785 units
      outstanding at March 31, 1996 and
      December 31, 1995)                                        16,746,882     16,746,882
    Accumulated deficit                                         (8,119,934)    (7,522,802)
                                                               -----------    -----------

                                                                 8,626,948      9,224,080
                                                               -----------    -----------

          Total partners' capital (deficit)                      8,542,567      9,145,731
                                                               -----------    -----------

          Total liabilities and partners' capital (deficit)    $22,051,805    $22,683,846
                                                               ===========    ===========

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                         JONES GROWTH PARTNERS II L.P.
                         -----------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                                   For the Three Months Ended
                                                            March 31,
                                                  ----------------------------
                                                      1996           1995
                                                  -------------  -------------

REVENUES                                            $1,862,130     $1,617,699

COSTS AND EXPENSES:
  Operating expenses                                 1,005,358        970,844
  Management fees and allocated administrative
   costs from General Partner                          219,731        202,322
  Depreciation and amortization                      1,000,647        907,324
                                                    ----------     ----------

OPERATING LOSS                                        (363,606)      (462,791)
                                                    ----------     ----------

OTHER INCOME (EXPENSE):
  Interest expense                                    (239,369)      (199,493)
  Other, net                                              (189)           266
                                                    ----------     ----------

NET LOSS                                            $ (603,164)    $ (662,018)
                                                    ==========     ==========

ALLOCATION OF NET LOSS
    General Partner                                 $   (6,032)    $   (6,620)
                                                    ==========     ==========

    Limited Partners                                $ (597,132)    $ (655,398)
                                                    ==========     ==========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                                     $(30.18)       $(33.13)
                                                    ==========     ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                         19,785         19,785
                                                    ==========     ==========

            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                         JONES GROWTH PARTNERS II L.P.
                         -----------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------

                                                                  For the Three Months Ended
                                                                           March 31,
                                                                 ----------------------------
                                                                      1996           1995
                                                                 --------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $ (603,164)    $(662,018)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
      Depreciation and amortization                                  1,000,647       907,324
      Amortization of interest rate protection contract                      -         5,658
      Decrease (increase) in trade receivables                         (18,981)       49,192
      Increase in deposits, prepaid expenses and
        other                                                           56,683        27,494
      Decrease in trade accounts payable and
        accrued liabilities and subscriber
        prepayments and deposits                                       (18,465)     (160,130)
      Increase in advances from
        General Partner                                                      -       195,011
                                                                    ----------     ---------

          Net cash provided by operating activities                    416,720       362,531
                                                                    ----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of plant and equipment, net                                (351,855)     (659,748)
                                                                    ----------     ---------

          Net cash used in investing activities                       (351,855)     (659,748)
                                                                    ----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                   -       300,000
  Repayment of borrowings                                              (10,412)       (7,018)
                                                                    ----------     ---------

          Net cash provided by (used in) financing activities          (10,412)      292,982
                                                                    ----------     ---------

INCREASE (DECREASE) IN CASH                                             54,453        (4,235)

CASH, AT BEGINNING OF PERIOD                                            60,263        61,131
                                                                    ----------     ---------

CASH, AT END OF PERIOD                                              $  114,716     $  56,896
                                                                    ==========     =========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                     $  156,826     $ 289,982
                                                                    ==========     =========

            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                         JONES GROWTH PARTNERS II L.P.
                         -----------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------

(1) This Form 10-Q is being filed in conformity with the Securities and Exchange Commission requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Jones Growth Partners II L.P. (the "Partnership") at March 31, 1996 and December 31, 1995, and its results of operations and changes in its cash flows for the three month periods ended March 31, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership owns and operates the cable television system serving the areas in and around the communities of Yorba Linda, certain portions of Anaheim Hills, and certain portions of unincorporated Orange County, all in the state of California (the "Yorba Linda System").

(2) The Partnership was formed pursuant to a public offering of limited partnership interests sponsored by Jones Spacelink Cable Corporation (the "General Partner"). The General Partner is a wholly owned subsidiary of Jones Intercable, Inc. ("Intercable"), a Colorado corporation. Intercable and certain of its affiliates also own and operate cable television systems for their own account and for the account of other managed limited partnerships. The General Partner manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership for the three month period ended March 31, 1996 and 1995 were $93,107 and $80,885, respectively.

     The Partnership reimburses the General Partner and certain of its affiliates for certain allocated general and administrative costs. These expenses represent the salaries and related benefits paid for corporate personnel, office rent and related facilities expense. Such personnel provide engineering, marketing, administrative, accounting, legal, and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner and certain of its affiliates with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by Intercable and certain of its affiliates. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating general and administrative costs is reasonable. Reimbursements by the Partnership to the General Partner for allocated general and administrative costs for the three month periods ended March 31, 1996 and 1995 were $126,624 and $121,437, respectively.

(3) On May 3, 1996, the Partnership entered into a letter of intent to sell the Yorba Linda System to an unaffiliated third party for a sales price of $36,000,000, subject to normal working capital adjustments. Upon the successful completion of the sale of the Yorba Linda System, which is expected to occur by the end of 1996, the Partnership will be liquidated and dissolved.

                         JONES GROWTH PARTNERS II L.P.
                         -----------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
- -------------------

     For the three months ended March 31, 1996, the Partnership generated net cash from operating activities of approximately $416,720, which is available to fund capital expenditures and non-operating costs. During the first quarter of 1996, the Partnership purchased approximately $352,000 of plant and equipment for its Yorba Linda System. Approximately 47 percent of the expenditures related to construction of service drops to subscribers' homes. Approximately 19 percent of the expenditures related to the purchase of converters and approximately 16 percent related to new plant construction. The remainder of the expenditures related to various enhancements in the Yorba Linda System. Anticipated capital expenditures for the remainder of 1996 are approximately $1,934,000. Approximately 35 percent will be used for the purchase of converters. Approximately 23 percent will be related to new plant construction and approximately 20 percent will be related to the construction of service drops to subscribers' homes. The remainder of the anticipated capital expenditures will be for various other enhancements throughout the Yorba Linda System.

     As of March 31, 1996, $12,650,000 was outstanding under the Partnership's $13,000,000 credit facility, leaving $350,000 for future borrowings. At December 31, 1996, the revolving credit facility's outstanding principal balance will convert to a term loan, payable in quarterly installments with a final maturity date of December 31, 2002. Generally, the interest on the outstanding principal balance is at the Partnership's option of the Prime Rate plus 1/4 percent to 1/2 percent or the London Interbank Offered Rate plus 1-1/4 percent to 1-1/2 percent, depending upon the ratio of the Partnership debt to operating cash flow. The effective interest rates on amounts outstanding as of March 31, 1996 and 1995 were 6.71 and 7.49 percent, respectively.

     The General Partner presently believes cash flow from operations and available borrowings under the Partnership's credit facility and, if necessary and in its discretion, advances from the General Partner, will be sufficient to fund capital expenditures and other liquidity needs of the Partnership.


REGULATION AND LEGISLATION
- --------------------------

     The Partnership has filed a cost-of-service showing in response to rulemakings concerning the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") for the Yorba Linda System and thus anticipates no further reductions in rates. The cost-of-service showing has not yet received final approval from regulatory authorities, however, and there can be no assurance that the Partnership's cost-of-service showing will prevent further rate reductions until such final approval is received.

     The Telecommunications Act of 1996 (the "1996 Act"), which became law on February 8, 1996, substantially revised the Communications Act of 1934, as amended, including the Cable Communications Policy Act of 1984 and the 1992 Cable Act, and has been described as one of the most significant changes in communications regulation since the original Communications Act of 1934. The 1996 Act is intended, in part, to promote substantial competition in the telephone local exchange and in the delivery of video and other services. As a result of the 1996 Act, local telephone companies (also known as local exchange carriers or "LECs") and other service providers are permitted to provide video programming, and cable television operators are permitted entry into the telephone local exchange market. The FCC is required to conduct rulemaking proceedings over the next several months to implement various provisions of the 1996 Act.

     Among other provisions, the 1996 Act modified the 1992 Cable Act by deregulating the cable programming service tier of large cable operators effective March 31, 1999 and the cable programming service tier of "small" cable operators in systems providing service to 50,000 or fewer subscribers effective immediately. The 1996 Act also revised the procedures for filing cable programming service tier rate complaints and adds a new effective competition test.

     It is premature to predict the specific effects of the 1996 Act on the cable industry in general or the Partnership in particular. The FCC will be undertaking numerous rulemaking proceedings to interpret and implement the 1996 Act. It is not possible at this time to predict the outcome of those proceedings or their effect on the Partnership.


RESULTS OF OPERATIONS
- ---------------------

     Revenues of the Partnership increased $244,431, or approximately 15 percent, to $1,862,130 for the three months ended March 31, 1996 from $1,617,699 for the three months ended March 31, 1995. Basic service rate adjustments and an incease in equipment rental revenues accounted for approximately 56 percent and 25 percent, respectively, of the increase in revenues. The number of basic subscribers increased to 16,723 at March 31, 1996 compared to 16,156 at March 31, 1995, an increase of 567 basic subscribers, or approximately 4 percent. The increase in the number of basic subscribers accounted for approximately 18 percent of the increase in revenues.

     Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

     Operating expenses increased $34,514, or approximately 4 percent, to $1,005,358 for the three months ended March 31, 1996 from $970,844 for the three months ended March 31, 1995. Operating expenses represented approximately 54 percent and 60 percent of revenues for the three months ended March 31, 1996 and 1995, respectively. The increase in operating expenses was primarily the result of increases in programming costs, which were partially offset by decreases in personnel and advertising costs. No other individual factor significantly affected the increase in operating expenses.

     Management fees and allocated administrative costs from the General Partner increased $17,409, or approximately 9 percent, to $219,731 for the quarter ended March 31, 1996 from $202,322 for the similar period in 1995. The increase is primarily due to an increase in revenues, upon which such fees are based.

     Depreciation and amortization increased $93,323, or approximately 10 percent, to $1,000,647 for the quarter ended March 31, 1996 from $907,324 for the quarter ended March 31, 1995. The increase was primarily due to capital additions in 1995.

     Operating loss decreased $99,185, or approximately 21 percent, to $363,606 for the three months ended March 31, 1996 from $462,791 for the comparable 1995 period. This decrease was due to the increase in revenues exceeding the increases in operating expenses, management fees and allocated administrative costs from the General Partner and depreciation and amortization.

     The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $192,508, or approximately 43 percent, to $637,041 for the three months ended March 31, 1996 from $444,533 for the comparable period in 1995. The increase was due to the increase in revenues exceeding the increases in operating expenses and management fees and allocated administrative costs from the General Partner.

     Interest expense increased $39,876, or approximately 20 percent to $239,369 for the three month period ended March 31, 1996 from $199,493 for the three month period ended March 31, 1995. This increase was primarily the result of higher outstanding balances on interest bearing obligations during the three month period ended March 31, 1996 as compared to the similar period in 1995.

     Net loss decreased by $58,854, or approximately 9 percent, to $603,164 for the three month period ended March 31, 1996 from $662,018 for the three month period ended March 31, 1995. The decrease was a result of the factors discussed above and the losses are expected to continue.

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


                                    JONES GROWTH PARTNERS II L.P.
                                    BY:  JONES SPACELINK CABLE
                                         CORPORATION, its General Partner


                                    By:  /s/ KEVIN P. COYLE
                                         ------------------------------
                                         Kevin P. Coyle
                                         Group Vice President/Finance
                                         (Principal Financial Officer)


Dated:  May 13, 1996