Form 10-Q
period 1996-06-30
JONES GROWTH PARTNERS II L P
filed 1996-08-14
CIK 857548

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
[X]   Quarterly report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934
For the quarterly period ended  June 30, 1996
[ ]   Transition report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934
For the transition period from         to
                               -------    -------

                       Commission File Number:   0-19259




                         JONES GROWTH PARTNERS II L.P.
- --------------------------------------------------------------------------------
               Exact name of registrant as specified in charter


Colorado                                                             #84-1126141
- --------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#


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

                           UNAUDITED BALANCE SHEETS
                           ------------------------


                                                                  June 30,     December 31,
                   ASSETS                                           1996           1995
                   ------                                       ------------   ------------
CASH AND CASH EQUIVALENTS                                        $   112,717    $    60,263

TRADE RECEIVABLES, less allowance
  for doubtful receivables of $39,316 and $27,667 at
  June 30, 1996 and December 31, 1995, respectively                   68,748        235,967

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                          17,349,029     16,508,040
  Less- accumulated depreciation                                  (5,653,400)    (4,705,821)
                                                                 -----------    -----------

                                                                  11,695,629     11,802,219

  Franchise costs and other intangible assets, net of
    accumulated amortization of $8,683,198 at
    June 30, 1996 and $7,651,621 at
    December 31, 1995, respectively                                9,204,690     10,236,267
                                                                 -----------    -----------

          Total investment in cable television properties         20,900,319     22,038,486

DEBT PLACEMENT COSTS, net of accumulated amortization
  of $157,274 and $138,588 at June 30, 1996 and December 31,
  1995, respectively                                                 126,131        144,817

DEPOSITS, PREPAID EXPENSES AND OTHER                                  49,780        204,313
                                                                 -----------    -----------

          Total assets                                           $21,257,695    $22,683,846
                                                                 ===========    ===========


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                         JONES GROWTH PARTNERS II L.P.
                         -----------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                                 June 30,     December 31,
     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                   1996           1995
     -------------------------------------------               -------------  -------------
LIABILITIES:
  Credit facility and other debt                                $12,732,725    $12,754,960
  Trade accounts payable and accrued liabilities                    327,943        489,853
  Subscriber prepayments and deposits                               292,664        293,302
                                                                -----------    -----------

          Total liabilities                                      13,353,332     13,538,115
                                                                -----------    -----------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                               1,000          1,000
    Accumulated deficit                                             (91,763)       (79,349)
                                                                -----------    -----------

                                                                    (90,763)       (78,349)
                                                                -----------    -----------

  Limited Partners-
    Contributed capital, net of related
      commissions, syndication costs and
      interest distribution (19,785 units
      outstanding at June 30, 1996 and
      December 31, 1995)                                         16,746,882     16,746,882
    Accumulated deficit                                          (8,751,756)    (7,522,802)
                                                                -----------    -----------

                                                                  7,995,126      9,224,080
                                                                -----------    -----------

          Total partners' capital (deficit)                       7,904,363      9,145,731
                                                                -----------    -----------

          Total liabilities and partners' capital (deficit)     $21,257,695    $22,683,846
                                                                ===========    ===========

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                         JONES GROWTH PARTNERS II L.P.
                         -----------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                                   For The Three Months Ended    For The Six Months Ended
                                                             June 30,                     June 30,
                                                   --------------------------    -------------------------
                                                       1996           1995          1996           1995
                                                   ------------   -----------    -----------   -----------

REVENUES                                             $1,917,300    $1,745,294    $ 3,779,430   $ 3,362,993

COSTS AND EXPENSES:
  Operating expenses                                  1,073,326       965,557      2,094,046     1,936,401
  Management fees and allocated administrative
    costs from General Partner                          225,839       201,147        445,570       403,469
  Depreciation and amortization                         999,917       905,966      2,000,564     1,813,290
                                                     ----------    ----------    -----------   -----------

OPERATING LOSS                                         (381,782)     (327,376)      (760,750)     (790,167)
                                                     ----------    ----------    -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                                     (226,731)     (247,604)      (466,100)     (447,097)
  Other, net                                            (14,329)         (154)       (14,518)          112
                                                     ----------    ----------    -----------   -----------

NET LOSS                                             $ (622,842)   $ (575,134)   $(1,241,368)  $(1,237,152)
                                                     ==========    ==========    ===========   ===========

ALLOCATION OF NET LOSS:
  General Partner                                    $   (6,228)   $   (5,752)   $   (12,414)  $   (12,372)
                                                     ==========    ==========    ===========   ===========

  Limited Partners                                   $ (616,614)   $ (569,382)   $(1,228,954)  $(1,224,780)
                                                     ==========    ==========    ===========   ===========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                                      $(31.17)      $(28.78)       $(62.12)      $(61.90)
                                                     ==========    ==========    ===========   ===========

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                            19,785        19,785         19,785        19,785
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

                         JONES GROWTH PARTNERS II L.P.
                         -----------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------

                                                                  For the Six Months Ended
                                                                          June 30,
                                                                 ---------------------------
                                                                     1996           1995
                                                                 -------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $(1,241,368)  $(1,237,152)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
      Depreciation and amortization                                 2,000,564     1,813,290
      Amortization of interest rate protection contract                     -        11,316
      Decrease (increase) in trade receivables                        167,219       (38,060)
      Decrease in deposits, prepaid expenses and other                151,811       112,008
      Decrease in trade accounts payable and accrued
        liabilities and subscriber
        prepayments and deposits                                     (162,548)     (307,315)
      Increase in advances from General Partner                             -        66,286
                                                                  -----------   -----------

          Net cash provided by operating activities                   915,678       420,373
                                                                  -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of plant and equipment, net                               (840,989)   (1,562,346)
                                                                  -----------   -----------

          Net cash used in investing activities                      (840,989)   (1,562,346)
                                                                  -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                  -     1,437,512
  Repayment of borrowings                                             (22,235)      (28,413)
                                                                  -----------   -----------

          Net cash provided by (used in) financing activities         (22,235)    1,409,099
                                                                  -----------   -----------

INCREASE IN CASH                                                       52,454       267,126

CASH, AT BEGINNING OF PERIOD                                           60,263        61,131
                                                                  -----------   -----------

CASH, AT END OF PERIOD                                            $   112,717   $   328,257
                                                                  ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                   $   484,457   $   343,570
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

                         JONES GROWTH PARTNERS II L.P.
                         -----------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the Securities and Exchange Commission requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Jones Growth Partners II L.P. (the "Partnership") at June 30, 1996 and December 31, 1995, its Statements of Operations for the three and six month periods ended June 30, 1996 and 1995 and its Statements of Cash Flows for the six month periods ended June 30, 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership owns and operates the cable television system serving the areas in and around the communities of Yorba Linda, certain portions of Anaheim Hills, and certain portions of unincorporated Orange County, all in the state of California (the "Yorba Linda System").

(2) The Partnership was formed pursuant to a public offering of limited partnership interests sponsored by Jones Spacelink Cable Corporation (the "General Partner"). The General Partner is a wholly owned subsidiary of Jones Intercable, Inc. ("Intercable"), a Colorado corporation. Intercable and certain of its affiliates also own and operate cable television systems for their own account and for the account of other managed limited partnerships. The General Partner manages the Partnership and receives a fee for its services equal to five percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership for the three and six month periods ended June 30, 1996 were $95,865 and $188,972, respectively, compared to $87,265 and $168,150, respectively, for the comparable periods in 1995.

     The Partnership reimburses the General Partner and certain of its affiliates for certain allocated general and administrative costs. These expenses represent the salaries and related benefits paid for corporate personnel, office rent and related facilities expense. Such personnel provide engineering, marketing, administrative, accounting, legal, and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner and certain of its affiliates with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by Intercable and certain of its affiliates. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating general and administrative costs is reasonable. Reimbursements by the Partnership to the General Partner for allocated general and administrative costs for the three and six month periods ended June 30, 1996 were $129,974 and $256,598, respectively, compared to $113,882 and $235,319, respectively, for the comparable periods in 1995.

(3) On May 3, 1996, the Partnership entered into a letter of intent to sell the Yorba Linda System to an unaffiliated third party for a sales price of $36,000,000, subject to normal working capital adjustments. Closing of this sale is subject to a number of conditions, including the negotiation of a definitive asset purchase agreement, the approval of governmental authorities and the approval of the transaction by the holders of a majority of the Partnership's limited partnership interests. Upon the successful completion of the sale of the Yorba Linda System, which is expected to occur during the first half of 1997, the Partnership will be liquidated and dissolved.

                         JONES GROWTH PARTNERS II L.P.
                         -----------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
- -------------------

     On May 3, 1996, the Partnership entered into a letter of intent to sell the Yorba Linda System to an unaffiliated third party for a sales price of $36,000,000, subject to normal working capital adjustments. Proceeds from the sale of the Yorba Linda System are expected to be used to repay the outstanding balance of the Partnership's $13,000,000 credit facility, with the remainder of the proceeds to be distributed to the limited partners. Closing of this sale is subject to a number of conditions, including the negotiation of a definitive asset purchase agreement, the approval of governmental authorities and the approval of the transaction by the holders of a majority of the Partnership's limited partnership interest. Upon the successful completion of the sale of the Yorba Linda System, which is expected to occur during the first half of 1997, the Partnership will be liquidated and dissolved.

     For the six months ended June 30, 1996, the Partnership generated net cash from operating activities of $915,678 which is available to fund capital expenditures and non-operating costs. During the first six months of 1996, the Partnership purchased approximately $841,000 of plant and equipment for its Yorba Linda System. Approximately 31 percent of these expenditures were for service drops to subscribers' homes. Approximately 26 percent of these expenditures were for the purchase of converters. The remainder of the capital expenditures were for various enhancements in the Yorba Linda System. Such expenditures were funded from cash from operations and borrowings under the Partnership's credit facility. Anticipated capital expenditures for the remainder of 1996 are approximately $1,445,000. Approximately 37 percent of the expected capital expenditures will be used for the purchase of converters. Approximately 23 percent will be related to new plant construction and approximately 19 percent relates to service drops. The remainder of the anticipated capital expenditures will be for various other enhancements throughout the Yorba Linda System. These capital expenditures are for various enhancements necessary to maintain the value of the Yorba Linda System. These capital expenditures are expected to be funded from cash from operations and, if necessary, borrowings under the Partnership's credit facility.

     As of June 30, 1996, $12,650,000 was outstanding under the Partnership's $13,000,000 credit facility, leaving $350,000 for future borrowings. At December 31, 1996, the revolving credit facility's outstanding principal balance will convert to a term loan, payable in quarterly installments with a final maturity date of December 31, 2002. Generally, the interest on the outstanding principal balance is at the Partnership's option of the Prime Rate plus 1/4 percent to 1/2 percent or the London Interbank Offered Rate plus 1-1/4 percent to 1-1/2 percent, depending upon the ratio of the Partnership debt to operating cash flow. The effective interest rates on amounts outstanding as of June 30, 1996 and 1995 were 7.01 and 7.64 percent, respectively.

     The General Partner presently believes cash flow from operations, available borrowings under the Partnership's credit facility and, if necessary, in its discretion, advances from the General Partner, will be sufficient to fund capital expenditures and other liquidity needs of the Partnership.

RESULTS OF OPERATIONS
- ---------------------

     Revenues of the Partnership increased $172,006, or approximately 10 percent, to $1,917,300 for the three month period ended June 30, 1996 compared to $1,745,294 for the comparable 1995 period. Revenues of the Partnership increased $416,437, or approximately 12 percent, to $3,779,430 for the six month period ended June 30, 1996, compared to $3,362,993 for the comparable 1995 period. These increases in revenues were primarily due to increases in the number of basic subscribers and basic service rate adjustments. Basic service rate adjustments accounted for approximately 42 percent and 51 percent, respectively, of the increase in revenues for the three and six month periods ended June 30, 1996. The number of basic subscribers increased to 16,802 at June 30, 1996 from 16,305 basic subscribers at June 30, 1995. The increase in basic subscribers accounted for approximately 20 percent of the increase in revenues for the three and six month periods ended June 30, 1996.

     Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

     Operating expenses increased $107,769, or approximately 11 percent, to $1,073,326 for the three month period ended June 30, 1996 compared to $965,557 for the comparable 1995 period. This increase in operating expenses was primarily due to increases in programming and personnel costs, which were partially offset by a decrease in plant related costs. For the six months ended June 30, 1996, operating expenses increased $157,645, or approximately 8 percent, to $2,094,046 from $1,936,401 for the comparable 1995 period. This increase in operating expenses was primarily due to increases in programming costs, which were partially offset by decreases in marketing costs. Operating expenses accounted for approximately 56 percent and 55 percent of revenues for the three months ended June 30, 1996 and 1995 and approximately 55 percent and 58 percent of revenues for the six months ended June 30, 1996 and 1995. No other individual factor significantly affected the increase in operating expenses for the periods discussed.

     Management fees and allocated administrative costs from the General Partner increased $24,692, or approximately 12 percent, to $225,839 for the three months ended June 30, 1996 from $201,147 for the similar period in 1995. Management fees and allocated administrative costs from the General Partner increased $42,101, or approximately 10 percent, to $445,570 for the six months ended June 30, 1996 from $403,469 for the similar period in 1995. These increases were primarily due to an increase in revenues, upon which such fees are based.

     Depreciation and amortization expense increased $93,951, or approximately 10 percent, to $999,917 for the three month period ended June 30, 1996 from $905,966 for the similar period in 1995. Depreciation and amortization expense increased $187,274, or approximately 10 percent, to $2,000,564 for the six month period ended June 30, 1996 from $1,813,290 for the similar period in 1995.
These increases were due to increases in the Partnership's depreciable asset base.

     Operating loss increased $54,406, or approximately 17 percent, to $381,782 for the three months ended June 30, 1996 from $327,376 for the similar 1995 period. This increase was due to the increases in operating expenses, management fees and allocated administrative costs from the General Partner and depreciation and amortization expenses exceeding the increase in revenues. Operating loss decreased $29,417, or approximately 4 percent, to $760,750 for the six months ended June 30, 1996 from $790,167 for the similar 1995 period. This decrease was due to the increase in revenues exceeding the increases in operating expenses, management fees and allocated administrative costs from the General Partner and depreciation and amortization expenses.

     The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $39,545, or approximately 7 percent, to $618,135 for the three month period ended June 30, 1996 from $578,590 for the comparable period in 1995. For the six month period ended June 30, 1996, operating income before depreciation and amortization increased $216,691, or approximately 21 percent, to $1,239,814 from $1,023,123 for the comparable period in 1995. These increases were due to the increases in revenues exceeding the increases in operating expenses and management fees and allocated administrative costs from the General Partner.

     Interest expense decreased $20,873, or approximately 8 percent, to $226,731 for the three months ended June 30, 1996 compared to $247,604 for the comparable 1995 period. This decrease was due to lower effective interest rates on outstanding obligations. Interest expense increased $19,003, or approximately 4 percent, to $466,100 for the six month periods ended June 30, 1996 compared to $447,097 for the comparable 1995 period. This increase was primarily the result of higher outstanding balances on interest bearing obligations during the six month period ended June 30, 1996 compared to the similar 1995 period.

     Net loss increased by $47,708, or approximately 8 percent, to $622,842 for the three month period ended June 30, 1996 from $575,134 for the comparable period in 1995. Net loss increased $4,216, or less than one percent, to $1,241,368 for the six month period ended June 30, 1996 compared to $1,237,152 for the comparable 1995 period. These increases were the result of the factors discussed above.

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


                                    JONES GROWTH PARTNERS II L.P.
                                    BY:  JONES SPACELINK CABLE
                                         CORPORATION, its General Partner


                                    By:  /S/ Kevin P. Coyle
                                         ---------------------------------------
                                         Kevin P. Coyle
                                         Group Vice President/Finance
                                         (Principal Financial Officer)


Dated:  August 14, 1996