Form 10-Q
period 1996-09-30
JONES GROWTH PARTNERS II L P
filed 1996-11-14
CIK 857548

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1996
                                           ------------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to_________

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

                                (303) 792-3111
                        -------------------------------
                         Registrant's telephone number


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes   X                                                             No ______
     -----

                         JONES GROWTH PARTNERS II L.P.
                         -----------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------

                                                                               September 30,        December 31,
             ASSETS                                                                1996                1995
             ------                                                           --------------        -------------
CASH                                                                           $    23,418          $    60,263

TRADE RECEIVABLES, less allowance for doubtful
  receivables of $28,775 and $27,667 at September 30, 1996
  and December 31, 1995, respectively                                              137,915              235,967

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                        17,706,579           16,508,040
  Less- accumulated depreciation                                                (6,126,056)          (4,705,821)
                                                                               -----------          -----------

                                                                                11,580,523           11,802,219

  Franchise costs and other intangible assets, net of
    accumulated amortization of $9,180,741 and $7,651,621
    at September 30, 1996 and December 31, 1995, respectively                    8,707,147           10,236,267
                                                                               -----------          -----------

          Total investment in cable television properties                       20,287,670           22,038,486

DEBT PLACEMENT COSTS, net of accumulated amortization
  of $166,617 and $138,588 at September 30, 1996 and
  December 31, 1995, respectively                                                  116,788              144,817

DEPOSITS, PREPAID EXPENSES AND OTHER ASSETS                                        154,389              204,313
                                                                               -----------          -----------

          Total assets                                                         $20,720,180          $22,683,846
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

                         JONES GROWTH PARTNERS II L.P.
                         -----------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------

                                                                         September 30,         December 31,
       LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                           1996                 1995
       -------------------------------------------                      --------------        -------------
LIABILITIES:
  Credit facility and other debt                                         $12,767,512            $12,754,960
  Trade accounts payable and accrued liabilities                             330,010                489,853
  Subscriber prepayments and deposits                                        280,370                293,302
                                                                         -----------            -----------

          Total liabilities                                               13,377,892             13,538,115
                                                                         -----------            -----------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                        1,000                  1,000
    Accumulated deficit                                                      (97,383)               (79,349)
                                                                         -----------            -----------

                                                                             (96,383)               (78,349)
                                                                         -----------            -----------

  Limited Partners-
    Contributed capital, net of related
      commissions, syndication costs and
      interest distribution (19,785 units
      outstanding at September 30, 1996 and
      December 31, 1995)                                                  16,746,882             16,746,882
    Accumulated deficit                                                   (9,308,211)            (7,522,802)
                                                                         -----------            -----------

                                                                           7,438,671              9,224,080
                                                                         -----------            -----------

          Total partners' capital (deficit)                                7,342,288              9,145,731
                                                                         -----------            -----------

          Total liabilities and partners' capital (deficit)              $20,720,180            $22,683,846
                                                                         ===========            ===========

           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                         JONES GROWTH PARTNERS II L.P.
                         -----------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                                         For the Three Months Ended          For the Nine Months Ended
                                                               September 30,                       September 30,
                                                        ----------------------------        ---------------------------
                                                            1996           1995                 1996           1995
                                                        -------------  -------------        -------------  ------------
REVENUES                                                  $1,923,608     $1,777,406          $ 5,703,038   $ 5,140,399

COSTS AND EXPENSES:
  Operating expenses                                       1,054,328      1,036,495            3,148,374     2,972,896
  Management fees and allocated administrative
    costs from General Partner                               222,107        209,178              667,677       612,647
  Depreciation and amortization                              980,783        903,390            2,981,347     2,716,680
                                                          ----------     ----------          -----------   -----------

OPERATING LOSS                                              (333,610)      (371,657)          (1,094,360)   (1,161,824)
                                                          ----------     ----------          -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                                          (222,197)      (247,880)            (688,297)     (694,977)
  Other, net                                                  (6,268)          (549)             (20,786)         (437)
                                                          ----------     ----------          -----------   -----------

NET LOSS                                                  $ (562,075)    $ (620,086)         $(1,803,443)  $(1,857,238)
                                                          ==========     ==========          ===========   ===========

ALLOCATION OF NET LOSS:
  General Partner                                         $   (5,621)    $   (6,201)         $   (18,034)  $   (18,572)
                                                          ==========     ==========          ===========   ===========

  Limited Partners                                        $ (556,454)    $ (613,885)         $(1,785,409)  $(1,838,666)
                                                          ==========     ==========          ===========   ===========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                                           $(28.13)       $(31.03)             $(90.24)      $(92.93)
                                                          ==========     ==========          ===========   ===========

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                                 19,785         19,785               19,785        19,785
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

                         JONES GROWTH PARTNERS II L.P.
                         -----------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------

                                                                     For the Nine Months Ended
                                                                           September 30,
                                                                    -------------------------------
                                                                        1996                1995
                                                                    -------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $(1,803,443)          $(1,857,238)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
      Depreciation and amortization                                    2,981,347             2,716,680
      Amortization of interest rate protection contract                        -                16,974
      Decrease (increase) in trade receivables                            98,052               (82,023)
      Decrease (increase) in deposits, prepaid expenses
        and other assets                                                  45,961              (102,110)
      Decrease in trade accounts payable, accrued
        liabilities and subscriber prepayments and deposits             (172,775)             (239,213)
      Decrease in advances from General Partner                                -               (25,691)
                                                                     -----------           -----------

          Net cash provided by operating activities                    1,149,142               427,379
                                                                     -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of plant and equipment                                     (1,198,539)           (1,965,162)
                                                                     -----------           -----------

          Net cash used in investing activities                       (1,198,539)           (1,965,162)
                                                                     -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                               140,000             1,537,512
  Repayment of borrowings                                               (127,448)              (38,440)
                                                                     -----------           -----------

          Net cash provided by financing activities                       12,552             1,499,072
                                                                     -----------           -----------

DECREASE IN CASH                                                         (36,845)              (38,711)

CASH, BEGINNING OF PERIOD                                                 60,263                61,131
                                                                     -----------           -----------

CASH, END OF PERIOD                                                  $    23,418           $    22,420
                                                                     ===========           ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                      $   696,155           $   454,051
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

                         JONES GROWTH PARTNERS II L.P.
                         -----------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Jones Growth Partners II L.P. (the "Partnership") at September 30, 1996 and December 31, 1995, its Statements of Operations for the three and nine month periods ended September 30, 1996 and 1995 and its Statements of Cash Flows for the nine month periods ended September 30, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership owns and operates the cable television system serving the areas in and around the communities of Yorba Linda, certain portions of Anaheim Hills, and certain portions of unincorporated Orange County, all in the state of California (the "Yorba Linda System").

(2) The Partnership was formed pursuant to a public offering of limited partnership interests sponsored by Jones Spacelink Cable Corporation (the "General Partner"). The General Partner is a wholly owned subsidiary of Jones Intercable, Inc. ("Intercable"), a Colorado corporation. Intercable and certain of its affiliates also own and operate cable television systems for their own account and for the account of other managed limited partnerships. The General Partner manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership for the three and nine month periods ended September 30, 1996 were $96,180 and $285,152, respectively, compared to $88,870 and $257,020, respectively, for the comparable periods in 1995.

     The Partnership reimburses the General Partner and certain of its affiliates for certain allocated general and administrative costs. These expenses represent the salaries and related benefits paid for corporate personnel, office rent and related facilities expense. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner and certain of its affiliates with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by Intercable and certain of its affiliates. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating general and administrative costs is reasonable. Reimbursements by the Partnership to the General Partner for allocated general and administrative costs for the three and nine month periods ended September 30, 1996 were $125,927 and $382,525, respectively, compared to $120,308 and
$355,627, respectively, for the comparable periods in 1995.

(3) On August 16, 1996, the Partnership entered into an asset purchase agreement providing for the sale of the Yorba Linda System by the Partnership to an unaffiliated party for a sales price of $36,000,000, subject to normal working capital adjustments. Closing of this sale is subject to a number of conditions, including the approval of governmental franchising authorities and the approval of the transaction by the holders of a majority of the Partnership's limited partnership interests. The General Partner, on behalf of the Partnership, is preparing proxy solicitation materials and intends to conduct a vote of the limited partners of the Partnership by mail in early 1997. Proceeds from the sale of the Yorba Linda System are expected to be used to repay the outstanding balance of the Partnership's $13,000,000 credit facility, with the remainder of the proceeds to be distributed to the limited partners. Upon the successful completion of the sale of the Yorba Linda System, which is expected to occur during the first half of 1997, the Partnership will be liquidated and dissolved.

(4) Certain prior year amounts have been reclassified to conform to the 1996 presentation.

                         JONES GROWTH PARTNERS II L.P.
                         -----------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------

FINANCIAL CONDITION
-------------------

     On August 16, 1996, the Partnership entered into an asset purchase agreement providing for the sale of the Yorba Linda System by the Partnership to an unaffiliated party for a sales price of $36,000,000, subject to normal working capital adjustments. Closing of this sale is subject to a number of conditions, including the approval of governmental franchising authorities and the approval of the transaction by the holders of a majority of the Partnership's limited partnership interests. The General Partner, on behalf of the Partnership, is preparing proxy solicitation materials and intends to conduct a vote of the limited partners of the Partnership by mail in early 1997. Proceeds from the sale of the Yorba Linda System are expected to be used to repay the outstanding balance of the Partnership's $13,000,000 credit facility, with the remainder of the proceeds to be distributed to the limited partners. Upon the successful completion of the sale of the Yorba Linda System, which is expected to occur during the first half of 1997, the Partnership will be liquidated and dissolved.

     For the nine months ended September 30, 1996, the Partnership generated net cash from operating activities of $1,149,142, which is available to fund capital expenditures and non-operating costs. During the first nine months of 1996, the Partnership purchased approximately $1,199,000 of plant and equipment for its Yorba Linda System. Approximately 34 percent of these expenditures was for the construction of service drops to subscribers homes. Approximately 25 percent of these expenditures was for the purchase of converters and approximately 19 percent of these expenditures was for new plant construction. The remainder of the capital expenditures was for various enhancements in the Yorba Linda System. Such expenditures were funded from cash from operations and borrowings under the Partnership's credit facility. As a result of the sale of the Yorba Linda System, as discussed above, capital expenditures for the remainder of 1996 are only for various enhancements necessary to maintain the value of the Yorba Linda System until it is sold. These capital expenditures are expected to be funded from cash from operations.

     As of September 30, 1996, $12,790,000 was outstanding under the Partnership's $13,000,000 credit facility, leaving $210,000 for future borrowings. At December 31, 1996, the revolving credit facility's outstanding principal balance will convert to a term loan, payable in quarterly installments with a final maturity date of December 31, 2002; however, in view of the pending sale of the Yorba Linda System, the General Partner hopes to amend the date on which the facility converts to a term loan to December 31, 1997 or later. Generally, the interest on the outstanding principal balance is at the Partnership's option of the Prime Rate plus 1/4 percent to 1/2 percent or the London Interbank Offered Rate plus 1-1/4 percent to 1-1/2 percent, depending upon the ratio of the Partnership debt to operating cash flow. The effective interest rates on amounts outstanding as of September 30, 1996 and 1995 were
6.90 percent and 7.49 percent, respectively.

     The General Partner presently believes cash flow from operations and, if necessary and in its discretion, advances from the General Partner, will be sufficient to fund capital expenditures and other liquidity needs of the Partnership.

RESULTS OF OPERATIONS
---------------------

     Revenues of the Partnership increased $146,202, or approximately 8 percent, to $1,923,608 for the three month period ended September 30, 1996 compared to $1,777,406 for the comparable 1995 period. Revenues of the Partnership increased $562,639, or approximately 11 percent, to $5,703,038 for the nine month period ended September 30, 1996 compared to $5,140,399 for the comparable 1995 period. These increases in revenues were primarily due to basic service rate increases and increases in the number of basic subscribers. Basic service rate increases accounted for approximately 48 percent and 50 percent, respectively, of the increase in revenues for the three and nine month periods ended September 30, 1996. An increase in basic subscribers accounted for approximately 27 percent and 22 percent, respectively, of the increase in revenues for the three and nine month periods ended September 30, 1996. The number of basic subscribers increased 528, or approximately 3 percent, to 16,930 subscribers at September 30, 1996 from 16,402 subscribers at September 30, 1995. No other individual factor was significant to the increases in revenues.

     Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television system. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

     Operating expenses increased $17,833, or approximately 2 percent, to $1,054,328 for the three month period ended September 30, 1996 compared to $1,036,495 for the comparable 1995 period. Operating expenses increased $175,478, or approximately 6 percent, to $3,148,374 for the nine months ended September 30, 1996 from $2,972,896 for the comparable 1995 period. Operating expenses accounted for approximately 55 percent of revenues for the three and nine months ended September 30, 1996 and approximately 58 percent of revenues for the comparable periods in 1995, respectively. These increases in operating expenses were primarily due to increases in programming costs. No other individual factor significantly affected the increases in operating expenses for the periods discussed.

     Management fees and allocated administrative costs from the General Partner increased $12,929, or approximately 6 percent, to $222,107 for the three months ended September 30, 1996 from $209,178 for the similar period in 1995. Management fees and allocated administrative costs from the General Partner increased $55,030, or approximately 9 percent, to $667,677 for the nine months ended September 30, 1996 from $612,647 for the similar period in 1995. These increases were primarily due to an increase in revenues, upon which such management fees are based.

     Depreciation and amortization expense increased $77,393, or approximately 9 percent, to $980,783 for the three month period ended September 30, 1996 from $903,390 for the similar period in 1995. Depreciation and amortization expense increased $264,667, or approximately 10 percent, to $2,981,347 for the nine month period ended September 30, 1996 from $2,716,680 for the similar period in 1995. These increases were due to increases in the Partnership's depreciable asset base.

     Operating loss decreased $38,047, or approximately 10 percent, to $333,610 for the three months ended September 30, 1996 from $371,657 for the similar 1995 period. Operating loss decreased $67,464, or approximately 6 percent, to $1,094,360 for the nine months ended September 30, 1996 from $1,161,824 for the similar 1995 period. These decreases were due to the increases in revenues exceeding the increases in operating expenses, management fees and allocated administrative costs from the General Partner and depreciation and amortization expense.

     The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $115,440, or approximately 22 percent, to $647,173 for the three month period ended September 30, 1996 from $531,733 for the comparable period in 1995. For the nine month period ended September 30, 1996, operating income before depreciation and amortization increased $332,131, or approximately 21 percent, to $1,886,987 from $1,554,856 for the comparable period in 1995. These increases were due to the increases in revenues exceeding the increases in operating expenses and management fees and allocated administrative costs from the General Partner.

     Interest expense decreased $25,683, or approximately 10 percent, to $222,197 for the three months ended September 30, 1996 compared to $247,880 for the comparable 1995 period. Interest expense decreased $6,680, or approximately 1 percent, to $688,297 for the nine month period ended September 30, 1996 compared to $694,977 for the comparable 1995 period. These decreases were due to lower effective interest rates on outstanding obligations during the three and nine month periods ended September 30, 1996 and 1995.

     Net loss decreased by $58,011, or approximately 9 percent, to $562,075 for the three month period ended September 30, 1996 from $620,086 for the comparable period in 1995. Net loss decreased $53,795, or approximately 3 percent, to $1,803,443 for the nine month period ended September 30, 1996 compared to $1,857,238 for the comparable 1995 period. These decreases were the result of the factors discussed above.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         a)  Exhibits

             27)  Financial Data Schedule

         b)  Reports on Form 8-K

                  On August 16, 1996, Jones Growth Partners II L.P. (the
             "Partnership"), a Colorado limited partnership, entered into an Asset Purchase Agreement providing for the sale by the Partnership to Century Communications Corp. of substantially all of the assets, property and business of the Partnership relating to the cable television system serving subscribers in the City of Yorba Linda and portions of the City of Anaheim and unincorporated Orange County, California (the "Yorba Linda System"). The sales price for the Yorba Linda System is $36,000,000, subject to customary closing adjustments.

                  The closing of the sale of the Yorba Linda System is subject to a number of conditions, including the consent of the governmental franchising authorities and other regulatory authorities having jurisdiction, and other matters. In addition, the sale of the Yorba Linda System must be approved by a majority of the outstanding limited partnership interests in the Partnership. Upon the successful completion of the sale of the Yorba Linda System, which is expected to occur during the first half of 1997, the Partnership will be liquidated and dissolved.

                  The Yorba Linda System currently passes approximately 23,100 homes and serves approximately 17,000 basic subscribers.

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


                                    JONES GROWTH PARTNERS II L.P.
                                    BY:  JONES SPACELINK CABLE
                                         CORPORATION, its General Partner


                                    By:  /s/ Kevin P. Coyle
                                         --------------------------------------
                                         Kevin P. Coyle
                                         Group Vice President/Finance
                                         (Principal Financial Officer)


Dated:  November 14, 1996