Form 10-K
period 1996-12-31
JONES GROWTH PARTNERS II L P
filed 1997-03-31
CIK 857548

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from  ________ to  ________

Commission file number:  0-19259

                         JONES GROWTH PARTNERS II L.P.
                         -----------------------------
             (Exact name of registrant as specified in its charter)

            Colorado                                         84-1126141
            --------                                         ----------
      State of Organization                                  (IRS Employer
                                                             Identification No.)

P.O. Box 3309, Englewood, Colorado 80155-3309              (303) 792-3111
---------------------------------------------              --------------
(Address of principal executive office and Zip Code  (Registrant's telephone no.
                                                     including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.     X
                                       ---


                   DOCUMENTS INCORPORATED BY REFERENCE:  None

          Information contained in this Form 10-K Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-K Report that address activities, events or developments that the Partnership or the General Partner expects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to a number of risks and uncertainties. Actual results could differ materially from the results predicted by these forward-looking statements.


                                    PART I.
                                    -------

                               ITEM 1.  BUSINESS
                               -----------------

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

          PROPOSED DISPOSITION OF THE YORBA LINDA SYSTEM, On August 16, 1996, the Partnership entered into an asset purchase agreement providing for the sale by the Partnership to an unaffiliated party of substantially all of the assets, property and business of the Partnership relating to the Yorba Linda System. The sales price for the Yorba Linda System is $36,000,000, subject to customary closing adjustments. Closing of this sale is expected to occur during the second quarter of 1997 and is subject to a number of conditions, including the approval of governmental franchising authorities and the approval of the transaction by the holders of a majority of the Partnership's limited partnership interests. If all conditions precedent to the purchaser's obligation to close are not satisfied or waived by June 30, 1997, the purchaser's obligations will terminate. The General Partner, on behalf of the Partnership, is preparing proxy solicitation materials and intends to conduct a vote of the limited partners of the Partnership by mail during the second quarter of 1997.

          Upon the consummation of the proposed sale of the Yorba Linda System, the Partnership will repay the outstanding balance on its credit facility, which totaled $12,790,000 at December 31, 1996, and then the Partnership will distribute the sale proceeds, net of working capital adjustments, to its limited partners of record as of April 30, 1997. Because limited partners will not receive distributions in an amount equal to 100 percent of the capital initially contributed to the Partnership by the limited partners plus an amount equal to 8 percent per annum, cumulative and noncompounded, on an amount equal to their initial capital contributions, the General Partner will not receive any of the proceeds from the Yorba Linda System's sale. As a result of the Yorba Linda System's sale, the limited partners of the Partnership, as a group, will receive approximately $22,823,356. Limited partners will receive from $1,101 to $1,209 for each $1,000 limited partnership interest from the net proceeds of the Yorba Linda System's sale. The specific amount of a limited partner's distribution will be dependent upon a limited partner's date of investment, i.e., because the 8 percent return is calculated from the date of investment, the earlier the date of investment the larger will be the return to an investor. Upon the successful completion of the sale of the Yorba Linda System, which is expected to occur during the second quarter of 1997, the Partnership will be liquidated and dissolved.

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

          REVENUES. Monthly service fees for basic, tier and premium services constitute the major source of revenue for the Yorba Linda System. At December 31, 1996, the Yorba Linda System's monthly basic service rates ranged from $10.00 to $14.50, monthly basic and tier ("basic plus") service rate was $26.50 and monthly premium services ranged from $4.70 to $11.95 per premium service.
In addition, the Partnership earns revenues from the Yorba Linda System's pay-per-view programs and advertising fees. Related charges may include a nonrecurring installation fee that ranges from $10.00 to $35.00; however, from time to time the Yorba Linda System has followed the common industry practice of reducing or waiving the installation fee during promotional periods. Commercial subscribers such as hotels, motels and hospitals are charged a nonrecurring connection fee that usually covers the cost of installation. Except under the terms of certain contracts with commercial subscribers and residential apartment and condominium complexes, the subscribers are free to discontinue the service at any time without penalty. For the year ended December 31, 1996, of the total fees received by the Yorba Linda System, basic service and tier service fees accounted for approximately 67% of total revenues, premium service fees accounted for approximately 12% of total revenues, pay-per-view fees were approximately 6% of total revenues, advertising fees were approximately 2% of total revenues and the remaining 13% of total revenues came principally from equipment rentals, installation fees and program guide sales. The Partnership is dependent upon the timely receipt of service fees to provide for maintenance and replacement of plant and equipment, current operating expenses and other costs of the Yorba Linda System.

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

          The Partnership holds three franchises for the Yorba Linda System. The 1984 Cable Act prohibits franchising authorities from imposing annual franchise fees in excess of 5% of gross revenues and also permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

          The Partnership has never had a franchise revoked. The Partnership's franchise expiration dates range from August 2001 to August 2004.

          COMPETITION. Cable television systems currently experience competition from several sources.

          Broadcast Television.  Cable television systems have traditionally
          ---------------------
competed with broadcast television, which consists of television signals that the viewer is able to receive directly on his television without charge using an "off-air" antenna. The extent of such competition is dependent in part upon the quality and quantity of signals available by such antenna reception as compared to the services provided by the local cable system. Accordingly, it has generally been less difficult for cable operators to obtain higher penetration rates in rural areas where signals available off-air are limited, than in metropolitan areas where numerous, high quality off-air signals are often available without the aid of cable television systems.

          Traditional Overbuild.  Cable television franchises are not exclusive,
          ---------------------
so that more than one cable television system may be built in the same area (known as an "overbuild"), with potential loss of revenues to the operator of the original cable television system. Intercable has experienced overbuilds in connection with certain systems that it has owned or managed for limited partnerships, and currently there are overbuilds in the systems owned or managed by Intercable. Constructing and developing a cable television system is a capital intensive process, and it is often difficult for a new cable system operator to create a marketing edge over the existing system. Generally, an overbuilder would be required to obtain franchises from the local governmental authorities, although in some instances, the overbuilder could be the local government itself. In any case, an overbuilder would be required to obtain programming contracts from entertainment programmers and, in most cases, would have to build a complete cable system, including headends, trunk lines and drops to individual subscribers homes, throughout the franchise areas.

          DBS.  High-powered direct-to-home satellites have made possible the
          ---
wide-scale delivery of programming to individuals throughout the United States using small roof-top or wall-mounted antennas. Several companies began offering direct broadcast satellite ("DBS") service over the last few years and additional entrants are expected. Companies offering DBS service use video compression technology to increase channel capacity of their systems to 100 or more channels and to provide packages of movies, satellite network and other program services which are competitive to those of cable television systems.
DBS cannot currently offer its subscribers local programming, although at least one future DBS entrant is attempting to offer customers regional delivery of local broadcast signals. In addition to emerging high-powered DBS competition, cable television systems face competition from a major medium-powered satellite distribution provider and several low-powered providers, whose service requires use of much larger home satellite dishes. Not all subscribers terminate cable television service upon acquiring a DBS system. The General Partner has observed that there are DBS subscribers that also elect to subscribe to cable television service in order to obtain the greatest variety of programming on multiple television sets, including local programming not available through DBS service. The ability of DBS service providers to compete successfully with the cable television industry will depend on, among other factors, the ability of DBS providers to overcome certain legal and technical hurdles and the availability of equipment at reasonable prices.

          Telephone.  Federal cross-ownership restrictions historically limited
          ---------
entry by local telephone companies into the cable television business. The 1996 Telecommunications Act (the "1996 Telecom Act") eliminated this cross-ownership restriction, making it possible for companies with considerable resources to overbuild existing cable operators and enter the business. Several telephone companies have begun seeking cable television franchises from local governmental authorities and constructing cable television systems. Ameritech, one of the seven regional Bell Operating Companies ("BOCs"), which provides telephone service in a multi-state region including Illinois, has been the most active BOC in seeking local cable franchises within its service area. It has already begun cable service in Naperville, Illinois and has also obtained franchises for Glen Ellyn and Vernon Hills, Illinois, all of which are currently served by cable systems owned by three partnerships managed by Intercable. Intercable cannot predict at this time the extent of telephone company competition that will emerge to owned or managed cable television systems. The entry of telephone companies as direct competitors, however, is likely to continue over the next several years and could adversely affect the profitability and market value of Intercable's owned and managed systems. The entry of electric utility companies into the cable television business, as now authorized by the 1996 Telecom Act, could have a similar adverse effect.

          Private Cable.  Additional competition is provided by private cable
          -------------
television systems, known as Satellite Master Antenna Television (SMATV), serving multi-unit dwellings such as condominiums, apartment complexes, and private residential communities. These private cable systems may enter into exclusive agreements with apartment owners and homeowners associations, which may preclude operators of franchised systems from serving residents of such private complexes. Private cable systems that do not cross public rights of way are free from the federal, state and local regulatory requirements imposed on franchised cable television operators. In some cases, the Partnership has been unable to provide cable television service to buildings in which private operators have secured exclusive contracts to provide video and telephony services. The Partnership is interested in providing these same services, but expects that the market to install and provide these services in multi-unit buildings will continue to be highly competitive.

          MMDS.  Cable television systems also compete with wireless program
          ----
distribution services such as multichannel, multipoint distribution service ("MMDS") systems, commonly called wireless cable, which are licensed to serve specific areas. MMDS uses low-power microwave frequencies to transmit television programming over-the-air to paying subscribers. The MMDS industry is less capital intensive than the cable television industry, and it is therefore more practical to construct MMDS systems in areas of lower subscriber penetration. Wireless cable systems are now in direct competition with cable television systems in several areas of the country, including the system in Pima County, Arizona owned by Intercable. Telephone companies have recently acquired or invested in wireless companies, and may use MMDS systems to provide services within their service areas in lieu of wired delivery systems. Enthusiasm for MMDS has waned in recent months, however, as Bell Atlantic and NYNEX have suspended their investment in two major MMDS companies. To date, the Partnership has not lost a significant number of subscribers, nor a significant amount of revenue, to MMDS operators competing with the Partnership's cable television systems. A series of actions taken by the FCC, however, including reallocating certain frequencies to the wireless services, are intended to facilitate the development of wireless cable television systems as an alternative means of distributing video programming. The FCC recently held auctions for spectrum that will be used by wireless operators to provide additional channels of programming over larger distances. In addition, an emerging technology, Local Multipoint Distribution services ("LMDS"), could also pose a significant threat to the cable television industry, if and when it becomes established. LMDS, sometimes referred to as cellular television, could have the capability of delivering more than 100 channels of video programming to a subscriber's home. The potential impact, however, of LMDS is difficult to assess due to the newness of the technology and the absence of any current fully operational LMDS systems.

          Cable television systems are also in competition, in various degrees with other communications and entertainment media, including motion pictures and home video cassette recorders.

REGULATION AND LEGISLATION
--------------------------

          The operation of cable television systems is extensively regulated by the FCC, some state governments and most local governments. The new 1996 Telecom Act alters the regulatory structure governing the nation's telecommunications providers. It removes barriers to competition in both the cable television market and the local telephone market. Among other things, it also reduces the scope of cable rate regulation.

          The 1996 Telecom Act requires the FCC to undertake a host of implementing rulemakings, the final outcome of which cannot yet be determined. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Partnership's operations. This section briefly summarizes key laws and regulations affecting the operation of the Partnership's cable systems and does not purport to describe all present, proposed, or possible laws and regulations affecting the Partnership.

          Cable Rate Regulation.  The 1992 Cable Act imposed an extensive rate
          ---------------------
regulation regime on the cable television industry. Under that regime, all cable systems are subject to rate regulation, unless they face "effective competition" in their local franchise area. Federal law now defines "effective competition" on a community-specific basis as requiring either low penetration (less than 30%) by the incumbent cable operator, appreciable penetration (more than 15%) by competing multichannel video providers ("MVPs"), or the presence of a competing MVP affiliated with a local telephone company.

          Although the FCC rules control, local government units (commonly referred to as local franchising authorities or "LFAs") are primarily responsible for administering the regulation of the lowest level of cable -- the basic service tier ("BST"), which typically contains local broadcast stations and public, educational, and government ("PEG") access channels. Before an LFA begins BST rate regulation, it must certify to the FCC that it will follow applicable federal rules, and many LFAs have voluntarily declined to exercise this authority. LFAs also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services. The 1996 Telecom Act allows operators to aggregate costs for broad categories of equipment across geographic and functional lines. This change should facilitate the introduction of new technology.

          The FCC itself directly administers rate regulation of any cable programming service tiers ("CPST"), which typically contain satellite-delivered
programming.   Under the 1996 Telecom Act, the FCC can regulate CPST rates only if an LFA first receives at least two rate complaints from local subscribers and then files a formal complaint with the FCC. When new CPST rate complaints are filed, the FCC now considers only whether the incremental increase is justified and will not reduce the previously established CPST rate.

          Under the FCC's rate regulations, most cable systems were required to reduce their BST and CPST rates in 1993 and 1994, and have since had their rate increases governed by a complicated price cap scheme that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for expanding channel carriage. The FCC has modified its rate adjustment regulations to allow for annual rate increases and to minimize previous problems associated with regulatory lag. Operators also have the opportunity of bypassing this "benchmark" regulatory scheme in favor of traditional "cost-of-service" regulation in cases where the latter methodology appears favorable. Premium cable services offered on a per-channel or per-program basis remain unregulated, as do affirmatively marketed packages consisting entirely of new programming product. Federal law requires that the BST be offered to all cable subscribers, but limits the ability of operators to require purchase of any CPST before purchasing premium services offered on a per-channel or per-program basis.

          The 1996 Telecom Act sunsets FCC regulation of CPST rates for all systems (regardless of size) on March 31, 1999. It also relaxes existing uniform rate requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

          Cable Entry Into Telecommunications.  The 1996 Telecom Act provides
          -----------------------------------
that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles (beginning in 2001) if the operator provides telecommunications service, as well as cable service, over its plant.

          Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. Review of the FCC's initial interconnection order is now pending before the Eighth Circuit Court of Appeals.

          Telephone Company Entry Into Cable Television.  The 1996 Telecom Act
          ---------------------------------------------
allows telephone companies to compete directly with cable operators by repealing the historic telephone company/cable cross-ownership ban. Local exchange carriers ("LECs"), including the BOCs, can now compete with cable operators both inside and outside their telephone service areas. Because of their resources, LECs could be formidable competitors to traditional cable operators, and certain LECs have begun offering cable service. As described above, Intercable is now witnessing the beginning of LEC competition in a few of its cable communities.

          Under the 1996 Telecom Act, a LEC providing video programming to subscribers will be regulated as a traditional cable operator (subject to local franchising and federal regulatory requirements), unless the LEC elects to provide its programming via an "open video system" ("OVS"). To qualify for OVS status, the LEC must reserve two-thirds of the system's activated channels for unaffiliated entities.

          Although LECs and cable operators can now expand their offerings across traditional service boundaries, the general prohibition remains on LEC buyouts (i.e., any ownership interest exceeding 10 percent) of co-located cable systems, cable operator buyouts of co-located LEC systems, and joint ventures between cable operators and LECs in the same market. The 1996 Telecom Act provides a few limited exceptions to this buyout prohibition, including a carefully circumscribed "rural exemption." The 1996 Telecom Act also provides the FCC with the limited authority to grant waivers of the buyout prohibition (subject to LFA approval).

          Electric Utility Entry Into Telecommunications/Cable Television.  The
          ---------------------------------------------------------------
1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services (including cable television) notwithstanding the Public Utilities Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Again, because of their resources, electric utilities could be formidable competitors to traditional cable systems.

          Additional Ownership Restrictions.  The 1996 Telecom Act eliminates
          ---------------------------------
statutory restrictions on broadcast/cable cross-ownership (including broadcast network/cable restrictions), but leaves in place existing FCC regulations prohibiting local cross-ownership between co-located television stations and cable systems. The 1996 Telecom Act also eliminates the three year holding period required under the 1992 Cable Act's "anti-trafficking" provision. The 1996 Telecom Act leaves in place existing restrictions on cable cross-ownership with SMATV and MMDS facilities, but lifts those restrictions where the cable operator is subject to effective competition. In January 1995, however, the FCC adopted regulations which permit cable operators to own and operate SMATV systems within their franchise area, provided that such operation is consistent with local cable franchise requirements.

          Pursuant to the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national program services. A companion rule establishing a nationwide ownership cap on any cable operator equal to 30% of all domestic cable subscribers has been stayed pending further judicial review.

          There are no federal restrictions on non-U.S. entities having an ownership interest in cable television systems or the FCC licenses commonly employed by such systems. Section 310(b)(4) of the Communications Act does, however, prohibit foreign ownership of FCC broadcast and telephone licenses, unless the FCC concludes that such foreign ownership is consistent with the public interest. BCI's investment in Intercable could, therefore, adversely affect any plan to acquire FCC broadcast or common carrier licenses. The Partnership, however, does not currently plan to acquire such licenses.

          Must Carry/Retransmission Consent.  The 1992 Cable Act contains
          ---------------------------------
broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years between requiring a cable system to carry the station ("must carry") or negotiating for payments for granting permission to the cable operator to carry the station ("retransmission consent"). Less popular stations typically elect "must carry," and more popular stations typically elect "retransmission consent." Must carry requests can dilute the appeal of a cable system's programming offerings, and retransmission consent demands may require substantial payments or other concessions. Either option has a potentially adverse affect on the Partnership's business. Additionally, cable systems are required to obtain retransmission consent for all "distant" commercial television stations (except for satellite-delivered independent "superstations" such as WTBS). The constitutionality of the must carry requirements has been challenged and is awaiting a decision from the U.S. Supreme Court.

          Access Channels.  LFAs can include franchise provisions requiring
          ---------------
cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity (up to 15% in some cases) for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for use of the designated channel capacity, but use of commercial leased access channels has been relatively limited. The FCC released revised rules in February 1997 which mandate a modest rate reduction and could make commercial leased access a more attractive option to third party programmers.

          Access to Programming.  To spur the development of independent cable
          ---------------------
programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies.

          Other FCC Regulations.  In addition to the FCC regulations noted
          ---------------------
above, there are other FCC regulations covering such areas as equal employment opportunity, subscriber privacy, programming practices (including, among other things, syndicated program exclusivity, network program nonduplication, local sports blackouts, indecent programming, lottery programming, political programming, sponsorship identification, and children's programming advertisements), registration of cable systems and facilities licensing, maintenance of various records and public inspection files, frequency usage, lockbox availability, antenna structure notification, tower marking and lighting, consumer protection and customer service standards, technical standards, and consumer electronics equipment compatibility. The FCC is expected to impose new Emergency Alert System requirements on cable operators this year. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

          Two pending FCC proceedings of particular competitive concern involve inside wiring and navigational devices. The former rulemaking is considering ownership of cable wiring located inside multiple dwelling unit complexes. If the FCC concludes that such wiring belongs to, or can be unilaterally acquired by the complex owner, it will become easier for complex owners to terminate service from the incumbent cable operator in favor of a new entrant. The latter rulemaking is considering whether cable customers must be allowed to purchase cable converters from third party vendors. If the FCC concludes that such distribution is required, and does not make appropriate allowances for signal piracy concerns, it may become more difficult for cable operators to combat theft of service.

          Copyright.  Cable television systems are subject to federal copyright
          ---------
licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool (that varies depending on the size of the system and the number of distant broadcast television signals carried), cable operators can obtain blanket permission to retransmit copyrighted material on broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect the Partnership's ability to obtain desired broadcast programming. In addition, the cable industry pays music licensing fees to BMI and is negotiating a similar arrangement with ASCAP. Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

          State and Local Regulation.  Cable television systems generally are
          --------------------------
operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in order to cross public rights-of-way.
Federal law now prohibits franchise authorities from granting exclusive
franchises or from unreasonably refusing to award additional franchises.   Cable
franchises generally are granted for fixed terms and in many cases include monetary penalties for non-compliance and may be terminable if the franchisee fails to comply with material provisions.

          The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing cable operations, service rates, franchise fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although LFAs have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, LFAs cannot insist on franchise fees exceeding 5% of the system's gross revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.

          Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the franchise authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and services or increased franchise fees as a condition of renewal. Similarly, if a franchise authority's consent is required for the purchase or sale of a cable system or franchise, such authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for consent. Historically, franchises have been renewed for cable operators that have provided satisfactory services and have complied with the terms of their franchises.

          GENERAL. The Partnership's business consists of providing cable television services to a large number of customers, the loss of any one of which would have no material effect on the Partnership's business. The Yorba Linda System has had some subscribers who later terminated the service. Terminations occur primarily because people move to another home or to another city. In other cases, people terminate on a seasonal basis or because they no longer can afford or are dissatisfied with the service. The amount of past due accounts in the Yorba Linda System is not significant. The Partnership's policy with regard to past due accounts is basically one of disconnecting service before a past due account becomes material.

          The Partnership does not depend to any material extent on the availability of raw materials; it carries no significant amounts of inventory and it has no material backlog of customer orders. The Partnership does not have any employees because all properties are managed by employees of Intercable. Intercable has engaged in research and development activities relating to the provision of new services but the amount of the Partnership's funds expended for such research and development has never been material.

          Compliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has had no material effect upon the capital expenditures, earnings or competitive position of the Partnership.

                              ITEM 2.  PROPERTIES
                              -------------------

          The Partnership acquired the Yorba Linda System in April 1992. The following sets forth (i) the monthly basic plus service rates charged to subscribers and (ii) the number of basic subscribers and pay units for the Yorba Linda System. The monthly basic service rates set forth herein represent, with respect to systems with multiple headends, the basic service rate charged to the majority of the subscribers within the Yorba Linda System. In cable television systems, basic subscribers can subscribe to more than one pay TV service. Thus, the total number of pay services subscribed to by basic subscribers are called pay units. As of December 31, 1996, the Yorba Linda System operated cable plant passing approximately 23,300 homes, with an approximate 73% penetration rate. Figures for numbers of subscribers, miles of cable plant and homes passed are compiled from the General Partner's records and may be subject to adjustments.

                                                At December 31,
                                           -------------------------
YORBA LINDA SYSTEM                          1996      1995     1994
------------------                         -------   -------  -------
Monthly basic plus service rate            $ 26.50  $ 24.77  $ 22.25
Basic subscribers                           17,173   16,611   15,961
Pay units                                   10,960   10,295    9,414


                           ITEM 3.  LEGAL PROCEEDINGS
                           --------------------------

          None.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ------------------------------------------------------------

          None.


                                    PART II.
                                    --------

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
               -------------------------------------------------
                      AND RELATED SECURITY HOLDER MATTERS
                      -----------------------------------

          While the Partnership's interests are publicly held, there is no established public market for the interests, and it is not expected that such a market will develop in the future. As of February 14, 1997, the number of equity security holders in the Partnership was 2,300.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

                                                         For the Year Ended December 31,
                                       --------------------------------------------------------------------
                                           1996          1995          1994          1993          1992
                                       ------------  ------------  ------------  ------------  ------------
Revenues                               $ 7,696,684   $ 6,903,528   $ 6,345,871   $ 6,198,092   $ 4,293,195
Depreciation and Amortization            3,932,348     3,652,676     3,444,027     3,287,050     2,122,103
Operating Loss                          (1,434,667)   (1,594,133)   (1,538,783)   (1,316,141)     (686,403)
Net Loss                                (2,371,593)   (2,553,640)   (2,264,142)   (1,912,873)   (1,089,275)
Net Income (Loss) per Limited
  Partnership Unit                         (118.67)      (127.78)      (113.29)       (95.72)       (62.24)
Weighted Average Number of
  Limited Partner Units
  Outstanding                               19,785        19,785        19,785        19,785        17,309
General Partner's Capital (Deficit)       (102,065)      (78,349)      (52,813)      (30,172)      (11,043)
Limited Partners' Capital                6,876,203     9,224,080    11,752,184    13,993,685    15,887,429
Total Assets                            20,463,992    22,683,846    23,964,837    26,502,620    27,812,155
Credit Facility and Other Debt          12,821,077    12,754,960    11,247,350    11,547,919    10,516,485
General Partner Advances                         -             -        71,270             -       141,435

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

     The following discussion of Jones Growth Partners II L.P.'s (the "Partnership") financial condition and results of operations contains, in addition to historical information, forward-looking statements that are based upon certain assumptions and are subject to a number of risks and uncertainties. The Partnership's actual results may differ significantly from the results predicted in such forward-looking statements.

FINANCIAL CONDITION
-------------------

     On August 16, 1996, the Partnership entered into an asset purchase agreement providing for the sale of the Yorba Linda System by the Partnership to an unaffiliated party for a sales price of $36,000,000, subject to normal working capital adjustments. Closing of this sale is subject to a number of conditions, including the approval of governmental franchising authorities and the approval of the transaction by the holders of a majority of the Partnership's limited partnership interests. The General Partner, on behalf of the Partnership, is preparing proxy solicitation materials and intends to conduct a vote of the limited partners of the Partnership by mail in the second quarter of 1997. Upon the consummation of the proposed sale of the Yorba Linda System, the Partnership will repay the outstanding balance on its credit facility, which totaled $12,790,000 at December 31, 1996, and then the Partnership will distribute the sale proceeds, net of working capital adjustments, to its limited partners. Because limited partners will not receive distributions in an amount equal to 100 percent of the capital initially contributed to the Partnership by the limited partners plus an amount equal to 8 percent per annum, cumulative and noncompounded, on an amount equal to their initial capital contributions, the General Partner will not receive any of the net proceeds from the Yorba Linda System's sale. As a result of the Yorba Linda System's sale, the limited partners of the Partnership, as a group, will receive approximately $22,823,356. Limited partners will receive from $1,101 to $1,209 for each $1,000 limited partnership interest from the net proceeds of the Yorba Linda System's sale. The specific amount of a limited partner's distribution will be dependent upon a limited partner's date of investment. Upon the successful completion of the sale of the Yorba Linda System, which is expected to occur during the second quarter of 1997, the Partnership will be liquidated and dissolved.

     For the year ended December 31, 1996, the Partnership generated net cash from operating activities totaling $1,778,948 which is available to fund capital expenditures and non-operating costs. The Partnership's capital expenditures for 1996 totaled approximately $1,700,000. Approximately 34 percent of these expenditures was for the construction of service drops to subscribers homes. Approximately 22 percent of these expenditures was for the purchase of converters and approximately 18 percent of these expenditures was for new plant construction. The remainder of the capital expenditures was for various enhancements in the Yorba Linda System. Such expenditures were funded from cash from operations and borrowings under the Partnership's credit facility. Capital expenditures for 1997 are expected to be approximately $1,600,000 and will be financed principally from cash flow from operations and, if necessary and in its discretion, advances from the General Partner borrowings under the Partnership's credit facility. As a result of the pending sale of the Yorba Linda System, as discussed above, capital expenditures for 1997 will be only for various enhancements necessary to maintain the value of the Yorba Linda System until it is sold. Depending upon the timing of the closing of the sale of the Yorba Linda System, the Partnership likely will make only the portion of budgeted capital expenditures scheduled to be made during the Partnership's continued ownership of the Yorba Linda System.

     As of December 31, 1996, $12,790,000 was outstanding under the Partnership's $13,000,000 credit facility. At December 31, 1996, the revolving credit facility's outstanding principal balance converted to a term loan, payable in quarterly installments with a final maturity date of December 31, 2002. Payments due in 1997 total $639,500 and will be funded primarily from cash generated from operations. The loan will be repaid in full upon the sale of the Yorba Linda System. Generally, the interest on the outstanding principal balance is at the Partnership's option of the Prime rate plus 1/4 percent to 1/2 percent or the London Interbank Offered Rate plus 1-1/4 percent to 1-1/2 percent, depending upon the ratio of the Partnership debt to operating cash flow. The effective interest rates on amounts outstanding as of December 31, 1996 and 1995 were 6.75 percent and 7.45 percent, respectively.

     The Partnership will rely on cash on hand, cash flow from operations and, if necessary, and in its discretion, advances from the General Partner to fund capital expenditures and other liquidity needs of the Partnership until the Yorba Linda System is sold.

RESULTS OF OPERATIONS
---------------------

1996 Compared to 1995-

     Revenues of the Partnership increased $793,156, or approximately 11 percent, to $7,696,684 in 1996 compared to $6,903,528 for the comparable 1995 period. The increase in revenues was primarily due to basic service rate increases and an increase in the number of basic subscribers. Basic service rate increases accounted for approximately 35 percent of the increase in revenues and an increase in the number of basic subscribers accounted for approximately 21 percent of the increase in revenues for the year ended December 31, 1996. The number of basic subscribers increased 562, or approximately 3 percent, to 17,173 subscribers at year end December 31, 1996 from 16,611 subscribers at year end December 31, 1995. An increase in converter and cable remote rental revenues accounted for approximately 19 percent of the increase in revenues. No other individual factor was significant to the increase in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Partnership's cable television system. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses increased $276,768, or approximately 7 percent, to $4,284,935 in 1996 from $4,008,167 in 1995. Operating expenses represented approximately 56 percent and 58 percent of revenues in 1996 and 1995, respectively. The increase in operating expenses was primarily due to increases in programming costs which were due, in part, to the increases in subscribers. No other individual factor significantly affected the increase in operating expense.

     Management fees to the General Partner and allocated administrative costs from Jones Intercable, Inc. ("Intercable") increased $77,250, or approximately 9 percent, to $914,068 in 1996 from $836,818 in 1995. This increase was primarily a result of the increase in revenues, upon which such management fees and allocated administrative costs are based.

     Depreciation and amortization expense increased $279,672, or approximately 8 percent, to $3,932,348 in 1996 from $3,652,676 in 1995. This increase in depreciation and amortization expense was attributable to additions to the Partnership's depreciable asset base.

     Operating loss decreased $159,466, or approximately 10 percent, to $1,434,667 in 1996 from $1,594,133 in 1995. This decrease was due to the increase in revenues exceeding the increases in operating expenses, management fees to the General Partner and allocated administrative expenses from Intercable and depreciation and amortization expense.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating income before depreciation and amortization. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization increased $439,138, or approximately 21 percent, to $2,497,681 in 1996 from $2,058,543 in 1995. The increase was due to the increases in revenues exceeding the increase in operating expenses and management fees to the General Partner and allocated administrative expenses from Intercable.

     Interest expense decreased $54,617, or approximately 6 percent, to $904,667 in 1996 from $959,284 in 1995. The decrease was primarily due to lower effective interest rates on outstanding obligations during 1996.

     Net loss decreased $182,047, or approximately 7 percent, to $2,371,593 in 1996 from $2,553,640 in 1995. The decrease was a result of the factors discussed above.

1995 Compared to 1994-

     Revenues of the Partnership increased $557,657, or approximately 9 percent, to $6,903,528 in 1995 compared to $6,345,871 in 1994. Increases in equipment rental revenue accounted for approximately 30 percent of the increase in revenues. The number of basic subscribers increased to 16,611 at December 31, 1995, compared to 15,961 at December 31, 1994, an increase of 650 basic subscribers, or approximately 4 percent. This increase in basic subscribers accounted for approximately 28 percent of the increase in revenues. Basic service rate increases accounted for approximately 21 percent of the increase in revenues. No other individual factor was significant to the increase in revenues.

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

     Management fees to the General Partner and allocated administrative costs from Intercable increased $34,290, or approximately 4 percent, to $836,818 in 1995 from $802,528 in 1994. This increase was primarily the result of increases in revenues upon which such management fees are based.

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

Item 8.  Financial Statements
-----------------------------

                         JONES GROWTH PARTNERS II L.P.
                         -----------------------------

                             FINANCIAL STATEMENTS
                             --------------------

                       AS OF DECEMBER 31, 1996 AND 1995
                       --------------------------------

           AND FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
           --------------------------------------------------------


                                     INDEX
                                     -----


Report of Independent Public Accountants               15

Balance Sheets                                         16

Statements of Operations                               18

Statements of Partners' Capital (Deficit)              19

Statements of Cash Flows                               20

Notes to Financial Statements                          21

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------



To the Partners of Jones Growth Partners II L.P.:

We have audited the accompanying balance sheets of Jones Growth Partners II L.P. (a Colorado limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital (deficit) and cash flows for the three years in the period ended December 31, 1996. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones Growth Partners II L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.





                                     ARTHUR ANDERSEN LLP


Denver, Colorado,
March 7, 1997.

                         JONES GROWTH PARTNERS II L.P.
                         -----------------------------
                            (A Limited Partnership)

                                BALANCE SHEETS
                                --------------

                                                                December 31,
                                                         --------------------------
                  ASSETS (Note 1)                            1996          1995
                  ------                                 ------------  ------------
CASH                                                     $   210,331   $    60,263

TRADE RECEIVABLES, less allowance
  for doubtful receivables of $32,132 and $27,667 at
  December 31, 1996 and 1995, respectively                   180,326       235,967

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                  18,203,037    16,508,040
  Less - accumulated depreciation                         (6,660,530)   (4,705,821)
                                                         -----------   -----------
                                                          11,542,507    11,802,219

  Franchise costs and other intangible assets, net of
    accumulated amortization of $9,587,058 and
    $7,651,621 at December 31, 1996 and 1995,
    respectively                                           8,300,830    10,236,267
                                                         -----------   -----------

      Total investment in cable television properties     19,843,337    22,038,486

DEBT PLACEMENT COSTS, net of accumulated
    amortization of $175,960 and $138,588 at
    December 31, 1996 and 1995, respectively                 107,445       144,817

DEPOSITS, PREPAID EXPENSES AND OTHER                         122,553       204,313
                                                         -----------   -----------

      Total assets                                       $20,463,992   $22,683,846
                                                         ===========   ===========

                The accompanying notes to financial statements
                 are an integral part of these balance sheets.

                         JONES GROWTH PARTNERS II L.P.
                         -----------------------------
                            (A Limited Partnership)

                                BALANCE SHEETS
                                --------------

                                                                    December 31,
                                                            --------------------------
  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                   1996          1995
  -------------------------------------------               ------------  ------------
LIABILITIES:
  Credit facility and other debt                            $12,821,077   $12,754,960
  Trade accounts payable and accrued liabilities                546,347       489,853
  Subscriber prepayments and deposits                           322,430       293,302
                                                            -----------   -----------

       Total liabilities                                     13,689,854    13,538,115
                                                            -----------   -----------

COMMITMENTS AND CONTINGENCIES (NOTE 7)

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                           1,000         1,000
    Accumulated deficit                                        (103,065)      (79,349)
                                                            -----------   -----------

                                                               (102,065)      (78,349)
                                                            -----------   -----------

  Limited Partners-
    Contributed capital, net of related
      commissions, syndication costs and
      interest distribution (19,785 units outstanding
      at December 31, 1996 and 1995, respectively)           16,746,882    16,746,882
    Accumulated deficit                                      (9,870,679)   (7,522,802)
                                                            -----------   -----------

                                                              6,876,203     9,224,080
                                                            -----------   -----------

       Total partners' capital (deficit)                      6,774,138     9,145,731
                                                            -----------   -----------

       Total liabilities and partners' capital (deficit)    $20,463,992   $22,683,846
                                                            ===========   ===========

                The accompanying notes to financial statements
                 are an integral part of these balance sheets.

                         JONES GROWTH PARTNERS II L.P.
                         -----------------------------
                            (A Limited Partnership)

                           STATEMENTS OF OPERATIONS
                           ------------------------

                                                          For the Year Ended
                                                             December 31,
                                               ---------------------------------------
                                                   1996          1995         1994
                                               -----------   -----------   -----------
REVENUES                                       $ 7,696,684   $ 6,903,528   $ 6,345,871

COSTS AND EXPENSES:
  Operating expenses                             4,284,935     4,008,167     3,638,099
  Management fees to the General Partner
    and allocated administrative costs from
    Jones Intercable, Inc.                         914,068       836,818       802,528
  Depreciation and amortization                  3,932,348     3,652,676     3,444,027
                                               -----------   -----------   -----------

OPERATING LOSS                                  (1,434,667)   (1,594,133)   (1,538,783)

OTHER INCOME (EXPENSE):
  Interest expense                                (904,667)     (959,284)     (719,912)
  Other, net                                       (32,259)         (223)       (5,447)
                                               -----------   -----------   -----------

NET LOSS                                       $(2,371,593)  $(2,553,640)  $(2,264,142)
                                               ===========   ===========   ===========

ALLOCATION OF NET LOSS:
  General Partner                              $   (23,716)  $   (25,536)  $   (22,641)
                                               ===========   ===========   ===========

  Limited Partners                             $(2,347,877)  $(2,528,104)  $(2,241,501)
                                               ===========   ===========   ===========

NET LOSS PER LIMITED
     PARTNERSHIP UNIT                          $   (118.67)  $   (127.78)  $   (113.29)
                                               ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                     19,785        19,785        19,785
                                               ===========   ===========   ===========

                The accompanying notes to financial statements
                   are an integral part of these statements.

                         JONES GROWTH PARTNERS II L.P.
                         -----------------------------
                            (A Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                   -----------------------------------------

                                         For the Year Ended
                                             December 31,
                               ---------------------------------------
                                   1996          1995          1994
                               -----------   -----------   -----------
GENERAL PARTNER:
 Balance, beginning of year    $   (78,349)  $   (52,813)  $   (30,172)
 Net loss for the year             (23,716)      (25,536)      (22,641)
                               -----------   -----------   -----------

 Balance, end of year          $  (102,065)  $   (78,349)  $   (52,813)
                               ===========   ===========   ===========

LIMITED PARTNERS:
 Balance, beginning of year    $ 9,224,080   $11,752,184   $13,993,685
 Net loss for the year          (2,347,877)   (2,528,104)   (2,241,501)
                               -----------   -----------   -----------

 Balance, end of year          $ 6,876,203   $ 9,224,080   $11,752,184
                               ===========   ===========   ===========

                The accompanying notes to financial statements
                   are an integral part of these statements.

                         JONES GROWTH PARTNERS II L.P.
                         -----------------------------
                            (A Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                                                                      For the Year Ended
                                                                                         December 31,
                                                                           ----------------------------------------
                                                                               1996          1995          1994
                                                                           ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                 $(2,371,593)  $(2,553,640)  $(2,264,142)
  Adjustments to reconcile net loss
     to net cash provided by operating activities:
      Depreciation and amortization                                          3,932,348     3,652,676     3,444,027
      Amortization of interest rate protection contract                              -        22,628        22,636
      Decrease (increase) in trade accounts receivable                          55,641       102,924      (254,379)
      Decrease (increase) in deposits, prepaid expenses and other               76,930        (1,451)      (44,324)
      Increase (decrease) in trade accounts payable and accrued
         liabilities and subscriber prepayments and deposits                    85,622      (163,691)      (44,342)
      Increase (decrease) in advances from General Partner                           -       (71,270)       71,270
                                                                           -----------   -----------   -----------

                    Net cash provided by operating activities                1,778,948       988,176       930,746
                                                                           -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of plant and equipment, net                                      (1,694,997)   (2,496,654)   (1,326,316)
                                                                           -----------   -----------   -----------

                    Net cash used in investing activities                   (1,694,997)   (2,496,654)   (1,326,316)
                                                                           -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                     199,517     2,196,455        55,108
  Repayment of borrowings                                                     (133,400)     (688,845)     (355,677)
                                                                           -----------   -----------   -----------

                    Net cash provided by (used in) financing activities         66,117     1,507,610      (300,569)
                                                                           -----------   -----------   -----------

INCREASE (DECREASE) IN CASH                                                    150,068          (868)     (696,139)

CASH AT BEGINNING OF YEAR                                                       60,263        61,131       757,270
                                                                           -----------   -----------   -----------

CASH AT END OF YEAR                                                        $   210,331   $    60,263   $    61,131
                                                                           ===========   ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                            $   953,526   $   927,817   $   675,892
                                                                           ===========   ===========   ===========

                The accompanying notes to financial statements
                   are an integral part of these statements.

                         JONES GROWTH PARTNERS II L.P.
                         -----------------------------
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

(1)  ORGANIZATION AND PARTNERS' INTERESTS:
     ------------------------------------

     Formation and Business
     ----------------------

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

     Contributed Capital
     -------------------

     The capitalization of the Partnership is set forth in the accompanying statements of partners' capital (deficit). No limited partner is obligated to make any additional contributions to Partnership capital. The General Partner purchased its general partner interest in the Partnership by contributing $1,000 to Partnership capital.

     Cable Television System Acquisition
     -----------------------------------

     On April 17, 1992, the Partnership purchased the cable television system serving the areas in and around the communities of Yorba Linda, certain portions of Anaheim Hills, and certain portions of unincorporated Orange County, all in the State of California (the "Yorba Linda System").

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

     Cable Television System Sale
     ----------------------------

     On August 16, 1996, the Partnership entered into an asset purchase agreement providing for the sale of the Yorba Linda System by the Partnership to an unaffiliated party for a sales price of $36,000,000, subject to normal working capital adjustments. Closing of this sale is subject to a number of conditions, including the approval of governmental franchising authorities and the approval of the transaction by the holders of a majority of the Partnership's limited partnership interests. The General Partner, on behalf of the Partnership, is preparing proxy solicitation materials and intends to conduct a vote of the limited partners of the Partnership by mail in the second quarter of 1997. Upon the consummation of the proposed sale of the Yorba Linda System, the Partnership will repay the outstanding balance on its credit facility, which totaled $12,790,000 at December 31, 1996, and then the Partnership will distribute the sale proceeds, net of working capital adjustments, to its limited partners. Because limited partners will not receive distributions in an amount equal to 100 percent of the capital initially contributed to the Partnership by the limited partners plus an amount equal to 8 percent per annum, cumulative and noncompounded, on an amount equal to their initial capital contributions, the General Partner will not receive any of the net proceeds from the Yorba Linda System's sale. As a result of the Yorba Linda System's sale, the limited partners of the Partnership, as a group, will receive approximately $22,823,356. Limited partners will receive from $1,101 to $1,209 for each $1,000 limited partnership interest from the net proceeds of the Yorba Linda System's sale. The specific amount of a limited partner's distribution will be dependent upon a limited partner's date of investment. Upon the successful completion of the sale of the Yorba Linda System, which is expected to occur during the second quarter of 1997, the Partnership will be liquidated and dissolved.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     ------------------------------------------

     Accounting Records
     ------------------

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

     Cash and Cash Equivalents
     -------------------------

     Cash and cash equivalents include cash on hand, amounts held in banks and highly liquid investments with a maturity at purchase of three months or less.

     Property, Plant and Equipment
     -----------------------------

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

     Property, plant and equipment and the corresponding accumulated depreciation are written off as certain assets become fully depreciated and are no longer in service.

     Allocation of Cost of Purchased Cable Television Systems
     --------------------------------------------------------

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

     Intangible Assets
     -----------------

     Costs assigned to intangible assets are being amortized using the straight-line method over the following estimated useful lives:

       Franchise costs                                           2 -  6  years
       Subscriber lists                                               2  years
       Costs in excess of interests in net assets purchased          35  years

     Revenue Recognition
     -------------------

     Subscriber prepayments are initially deferred and recognized as revenue when earned.

     Reclassifications
     -----------------

     Certain prior year amounts have been reclassified to conform to the 1996 presentation.

(3)  TRANSACTIONS WITH THE GENERAL PARTNER AND CERTAIN OF ITS AFFILIATES:
     -------------------------------------------------------------------

     Management Fees, Distribution Ratios and Reimbursements
     -------------------------------------------------------

     The General Partner manages the Partnership and receives a fee for its services equal to five percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership for the years ended December 31, 1996, 1995 and 1994 were $384,834, $345,176 and $317,294, respectively.

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

     The Partnership reimburses the General Partner and certain of its affiliates for certain allocated general and administrative costs. These expenses represent the salaries and related benefits paid for corporate personnel, office rent and related facilities expense. Such personnel provide engineering, marketing, administrative, accounting, legal, and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operation of the Partnership and would have been incurred by the Partnership, if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner and certain of its affiliates with respect to each partnership managed. Remaining expenses are allocated based upon the pro rata relationship of the Partnership's revenues to the total revenues of all cable television systems owned or managed by the General Partner and certain of its affiliates. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating general and administrative costs is reasonable. Reimbursements by the Partnership to the General Partner for allocated general and administrative costs for the years ended December 31, 1996, 1995 and 1994 were $529,234, $491,642 and $485,234, respectively.

     The Partnership was charged interest during 1996 at an average rate of 8.58 percent on the amounts due to the General Partner, which approximated the General Partner's weighted average cost of borrowing. Interest charged to the Partnership by the General Partner totaled $-0-, $10,802 and $10,276 during 1996, 1995 and 1994, respectively.

     Payments to/from Affiliates for Programming Services
     ----------------------------------------------------

     The Partnership receives programming from Jones Education Company, Great American Country, Inc. and Product Information Network, all of which are affiliates of Intercable.

     Payments to Jones Education Company for the years ended December 31, 1996, 1995 and 1994 totaled $34,112, $30,109 and $14,541, respectively. Payments to Great American Country, Inc., which initiated service in 1996, totaled $14,534 in 1996.

     The Partnership receives a commission from Product Information Network based on a percentage of advertising revenue and number of subscribers. Product Information Network paid commissions to the Partnership totaling $17,958, $14,601 and $2,389 for the years ended December 31, 1996, 1995 and 1994, respectively.

(4)  PROPERTY, PLANT AND EQUIPMENT:
     -----------------------------

     Property, plant and equipment as of December 31, 1996 and 1995, consisted of the following:

                                                   1996          1995
                                               ------------  ------------
          Cable distribution system            $16,754,013   $15,204,625
          Equipment and tools                      882,404       834,580
          Office furniture and equipment           231,780       196,545
          Buildings                                  7,093         6,468
          Vehicles                                 327,747       265,822
                                               -----------   -----------

                                                18,203,037    16,508,040

            Less:  accumulated depreciation     (6,660,530)   (4,705,821)
                                               -----------   -----------

                                               $11,542,507   $11,802,219
                                               ===========   ===========

(5)  INCOME TAXES:
     ------------

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

(6)  DEBT:
     ----

     As of December 31, 1996, $12,790,000 was outstanding under the Partnership's $13,000,000 credit facility. At December 31, 1996, the revolving credit facility's outstanding principal balance converted to a term loan, payable in quarterly installments with a final maturity date of December 31, 2002. Generally, the interest on the outstanding principal balance is at the Partnership's option of the Prime rate plus 1/4 percent to 1/2 percent or the London Interbank Offered Rate plus 1-1/4 percent to 1-1/2 percent, depending upon the ratio of the Partnership debt to operating cash flow. The effective interest rates on amounts outstanding as of December 31, 1996 and 1995 were 6.75 percent and 7.45 percent, respectively.

     The Partnership's debt consists of the following:

                                               December 31,
                                         ------------------------
                                            1996         1995
                                         -----------  -----------
        Lending institutions-
          Revolving credit and
            term loan facility           $12,790,000  $12,650,000

        Capitalized lease obligations         31,077      104,960
                                         -----------  -----------

                                         $12,821,077  $12,754,960
                                         ===========  ===========

     Maturities of the revolving credit and term loan facility and capital lease obligations for each of the five years in the period ended December 31, 2001 and thereafter are as follows:

          1997                                     $  648,823
          1998                                      1,288,323
          1999                                      1,927,823
          2000                                      2,561,108
          2001                                      3,197,500
          Thereafter                                3,197,500
                                                   ----------

                                                  $12,821,077
                                                   ==========

     At December 31, 1996, the carrying amount of the Partnership's long-term debt did not differ significantly from the estimated fair value of the financial instruments. The fair value of the Partnership's long-term debt is estimated based on the discounted amount of future debt service payments using rates of borrowing for a liability of similar risk.

(7)  COMMITMENTS AND CONTINGENCIES:
     -----------------------------

     The Partnership rents office and other facilities under various long-term lease arrangements. Rent paid under such lease arrangements totaled $91,128, $67,319 and $84,194 for the years ended December 31, 1996, 1995 and 1994, respectively. Future minimum lease payments, as of December 31, 1996, under noncancelable operating leases for each of the five years in the period ending December 31, 2001, and thereafter are as follows:

          1997                                    $123,837
          1998                                      91,248
          1999                                      91,952
          2000                                      92,892
          2001                                      75,285
          Thereafter                                 8,000
                                                  --------

          Total future minimum lease payments     $483,214
                                                  ========

(8)  SUPPLEMENTARY PROFIT AND LOSS INFORMATION:
     -----------------------------------------

     Supplementary profit and loss information is presented below:

                                               Year Ended December 31,
                                          ----------------------------------
                                             1996        1995        1994
                                          ----------  ----------  ----------

     Maintenance and repairs              $   54,488  $   56,020  $   45,174
                                          ==========  ==========  ==========

     Taxes, other than income and
      payroll taxes                       $  243,492  $  377,866  $  316,193
                                          ==========  ==========  ==========

     Advertising costs                    $   56,369  $   65,335  $   44,800
                                          ==========  ==========  ==========

     Depreciation of property,
      plant and equipment                 $1,959,539  $1,547,208  $1,343,502
                                          ==========  ==========  ==========

     Amortization of intangible assets    $1,972,809  $2,105,468  $2,100,525
                                          ==========  ==========  ==========

           ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ---------------------------------------------------------
                      ACCOUNTING AND FINANCIAL DISCLOSURE
                      -----------------------------------

          None.


                                   PART III.
                                   ---------

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          ------------------------------------------------------------

          The Partnership itself has no officers or directors. Certain information concerning the directors and executive officers of the General Partner is set forth below. Directors of the General Partner serve until the next annual meeting of the General Partner and until their successors shall be elected and qualified.

Name                   Age  Positions with the General Partner
----                   ---  ----------------------------------

Glenn R. Jones          67  Chairman of the Board and Chief Executive Officer
James B. O'Brien        47  President
Ruth E. Warren          47  Vice President/Operations
Elizabeth M. Steele     45  Vice President and Secretary
Kevin P. Coyle          45  Vice President/Finance
Larry W. Kaschinske     37  Controller


          Mr. Glenn R. Jones has served as Chief Executive Officer of the General Partner since its inception in November 1988. Mr. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of Intercable since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of the subsidiaries of Intercable and of certain other affiliates of Intercable. Mr. Jones has been involved in the cable television business in various capacities since 1961, is a member of the Board of Directors and the Executive Committee of the National Cable Television Association. Additionally, Mr. Jones is a member of the Board of Governors for the American Society for Training and Development, and a member of the Board of Education Council of the National Alliance of Business. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress. Mr. Jones has been the recipient of several awards including the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the President's Award from the Cable Television Public Affairs Association in recognition of Jones International's educational efforts through Mind Extension University (now Knowledge TV); the Donald G. McGannon Award for the advancement of minorities and women in cable from the United Church of Christ Office of Communications; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; the Cableforce 2000 Accolade awarded by Women in Cable in recognition of the General Partner's innovative employee programs; the Most Outstanding Corporate Individual Achievement Award from the International Distance Learning Conference for his contributions to distance education; the Golden Plate Award from the American Academy of Achievement for his advances in distance education; the Man of the Year named by the Denver chapter of the Achievement Rewards for College Scientists; and in 1994 Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame.

          Mr. James B. O'Brien was appointed President of the General Partner in January 1995. Mr. O'Brien joined Intercable in January 1982. Prior to being elected President and a Director of Intercable in December 1989, Mr. O'Brien served as a Division Manager, Director of Operations Planning/Assistant to the CEO, Fund Vice President and Group Vice President/Operations. Mr. O'Brien was appointed to Intercable's Executive Committee in August 1993. As President, he is responsible for the day-to-day operations of the cable television systems managed and owned by Intercable. Mr. O'Brien is a board member of Cable Labs, Inc., the research arm of the U.S. cable television industry. He also serves as Vice Chairman and a director of the Cable Television Administration and

Marketing Association and as a member of the Executive Committee and a director of the Walter Kaitz Foundation, a foundation that places people of ethnic minority groups in positions with cable television systems, networks and vendor companies.

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


                        ITEM 11.  EXECUTIVE COMPENSATION
                        --------------------------------

          The Partnership has no employees; however, various personnel are required to operate the Yorba Linda System. Such personnel are employed by the General Partner and, pursuant to the terms of the limited partnership agreement of the Partnership, the cost of such employment is charged by the General Partner to the Partnership as a direct reimbursement item. See Item 13.

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS
     ----------------------------------------------------------------------

          As of March 4, 1997, no person or entity owned more than 5 percent of the limited partnership interests of the Partnership, except for the Naomi Ruth Wilden Trust, which owned 1,000 limited partnership interests, representing 5.05% of the outstanding limited partnership interests.


            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            --------------------------------------------------------

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

TRANSACTIONS WITH THE GENERAL PARTNER

          The General Partner charges a management fee, and the General Partner is reimbursed for certain allocated overhead and administrative expenses. These expenses represent the salaries and benefits paid to corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees Intercable with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the

Partnership's revenues to the total revenues of all systems owned or managed by Intercable and certain of its subsidiaries. Systems owned by Intercable and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses.

          The General Partner also advances funds and charges interest on the balance payable. The interest rate charged approximates the General Partner's weighted average cost of borrowing.

TRANSACTIONS WITH AFFILIATES

          Jones Education Company ("JEC") is owned 63% by Jones International, Ltd. ("International"), an affiliate of the General Partner, 9% by Glenn R. Jones, 12% by Bell Canada International Inc. ("BCI") and 16% by the General Partner. JEC operates two television networks, JEC Knowledge TV and Jones Computer Network. JEC Knowledge TV provides programming related to computers and technology; business, careers and finance; health and wellness; and global culture and languages. Jones Computer Network provides programming focused primarily on computers and technology. JEC sells its programming to certain cable television systems owned or managed by Intercable.

          The Great American Country network provides country music video programming to certain cable television systems owned or managed by Intercable. This network is owned and operated by Great American Country, Inc., a subsidiary of Jones International Networks, Ltd., an affiliate of International.

          Jones Galactic Radio, Inc. is a company now owned by Jones International Networks, Ltd., an affiliate of International. Superaudio, a joint venture between Jones Galactic Radio, Inc. and an unaffiliated entity, provides satellite programming to certain cable television systems owned or managed by Intercable.

          The Product Information Network Venture (the "PIN Venture") is a venture among a subsidiary of Jones International Networks, Ltd., an affiliate of International, and two unaffiliated cable system operators. The PIN Venture operates the Product Information Network ("PIN"), which is a 24-hour network that airs long-form advertising generally known as "infomercials." The PIN Venture generally makes incentive payments of approximately 60% of its net advertising revenue to the cable systems that carry its programming. Most of Intercable's owned and managed systems carry PIN for all or part of each day. Revenues received by the Partnership from the PIN Venture relating to the Yorba Linda System totaled approximately $17,958 for the year ended December 31, 1996.

          The charges to the Partnership for related party transactions are as follows for the periods indicated:

                                          For the Year Ended December 31,
                                          -------------------------------
                                            1996         1995      1994
                                          -------      --------  --------
Management fees                           $384,834      $345,176  $317,294
Allocation of expenses                     529,234       491,642   485,235
Interest expense                                 0        10,802    10,276
Amount of advances outstanding                   0             0    71,270
Highest amount of advances outstanding           0       266,281    75,414
Programming fees:
               Jones Education Company      34,112        30,109    14,541
               Great American Country       14,534             0         0

                                    PART IV.
                                    --------

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
   -------------------------------------------------------------------------

(a)1. See index to financial statements for the list of financial statements and exhibits thereto filed as part of this report.

3.                           The following exhibits are filed herewith.
          4.1                Agreement of Limited Partnership of Jones Growth
                             Partners II L.P.  (1)

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

          10.3.6             Asset Purchase Agreement dated August 16, 1996
                             among Jones Intercable, Inc., Jones Growth
                             Partners II L.P. and Century Communications Corp.
                             (5)

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

          (5) Incorporated by reference from Registrant's Report on Form 8-K dated August 28, 1996.

(b)                          Reports on Form 8-K
                             -------------------

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

                                           JONES GROWTH PARTNERS II L.P.
                                           a Colorado limited partnership
                                           By: Jones Spacelink Cable Corporation


                                           By:/s/ Glenn R. Jones
                                              __________________________________
                                           Glenn R. Jones
                                           Chairman of the Board and Chief
Dated:    March 24, 1997                   Executive Officer



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                           By:/s/ Glenn R. Jones
                                              _________________________________
                                           Glenn R. Jones
                                           Chairman of the Board and Chief
                                           Executive Officer
Dated:    March 24, 1997                   (Principal Executive Officer)


                                           By:/s/ Kevin P. Coyle
                                              ________________________________
                                           Kevin P. Coyle
                                           Vice President/Finance
Dated:    March 24, 1997                   (Principal Financial Officer)


                                           By:/s/ Larry Kaschinske
                                              ________________________________
                                           Larry Kaschinske
                                           Controller
Dated:    March 24, 1997                   (Principal Accounting Officer)