Form 10-Q
period 1997-03-31
JONES GROWTH PARTNERS II L P
filed 1997-05-14
CIK 857548

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the quarterly period ended  March 31, 1997
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the transition period from __________ to __________

                       Commission File Number:   0-19259


                         JONES GROWTH PARTNERS II L.P.
-------------------------------------------------------------------------------
                Exact name of registrant as specified in charter


Colorado                                                            #84-1126141
-------------------------------------------------------------------------------
State of organization                                     I.R.S. employer I.D.#


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

Yes   X                                                              No
    ------                                                             ------

                         JONES GROWTH PARTNERS II L.P.
                         -----------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                              March 31,    December 31,
          ASSETS                                                 1997          1996
          ------                                             ------------  -------------

CASH                                                         $    26,967    $   210,331

TRADE RECEIVABLES, less allowance
  for doubtful receivables of $12,212 and $27,667 at
  March 31, 1997 and December 31, 1996, respectively             159,025        180,326

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                      18,504,400     18,203,037
  Less- accumulated depreciation                              (7,189,330)    (6,660,530)
                                                             -----------    -----------

                                                              11,315,070     11,542,507

  Franchise costs and other intangible assets, net of
    accumulated amortization of $9,993,375 and
    $9,587,058 at March 31, 1997 and
    December 31, 1996, respectively                            7,894,513      8,300,830
                                                             -----------    -----------

          Total investment in cable television properties     19,209,583     19,843,337

DEBT PLACEMENT COSTS, net of accumulated
  amortization of $185,303 and $175,960 at
  March 31, 1997 and December 31, 1996, respectively              98,102        107,445

DEPOSITS, PREPAID EXPENSES AND OTHER                             133,753        122,553
                                                             -----------    -----------

          Total assets                                       $19,627,430    $20,463,992
                                                             ===========    ===========


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                         JONES GROWTH PARTNERS II L.P.
                         -----------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                                March 31,    December 31,
     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                  1997           1996
     -------------------------------------------              -------------  -------------

LIABILITIES:
  Term loan and other debt                                    $ 12,630,125    $12,821,077
  Trade accounts payable and accrued liabilities                   392,820        546,347
  Subscriber prepayments and deposits                              300,891        322,430
                                                              ------------    -----------

         Total liabilities                                      13,323,836     13,689,854
                                                              ------------    -----------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                              1,000          1,000
    Accumulated deficit                                           (107,770)      (103,065)
                                                              ------------    -----------

                                                                  (106,770)      (102,065)
                                                              ------------    -----------

  Limited Partners-
    Contributed capital, net of related
      commissions, syndication costs and
      interest distribution (19,785 units
      outstanding at March 31, 1997 and
      December 31, 1996)                                        16,746,882     16,746,882
    Accumulated deficit                                        (10,336,518)    (9,870,679)
                                                              ------------    -----------

                                                                 6,410,364      6,876,203
                                                              ------------    -----------

         Total partners' capital (deficit)                       6,303,594      6,774,138
                                                              ------------    -----------

         Total liabilities and partners' capital (deficit)    $ 19,627,430    $20,463,992
                                                              ============    ===========

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

                         JONES GROWTH PARTNERS II L.P.
                         -----------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                                           For the Three Months Ended
                                                                    March 31,
                                                          ----------------------------
                                                              1997           1996
                                                          -------------  -------------

REVENUES                                                    $2,060,680     $1,862,130

COSTS AND EXPENSES:
  Operating expenses                                         1,105,928      1,005,358
  Management fees to the General Partner and allocated
    administrative costs from Jones Intercable, Inc.           251,116        219,731
  Depreciation and amortization                                959,033      1,001,067
                                                            ----------     ----------

OPERATING LOSS                                                (255,397)      (364,026)
                                                            ----------     ----------

OTHER INCOME (EXPENSE):
  Interest expense                                            (215,222)      (239,369)
  Other, net                                                        75            231
                                                            ----------     ----------

NET LOSS                                                    $ (470,544)    $ (603,164)
                                                            ==========     ==========

ALLOCATION OF NET LOSS
    General Partner                                         $   (4,705)    $   (6,032)
                                                            ==========     ==========

    Limited Partners                                        $ (465,839)    $ (597,132)
                                                            ==========     ==========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                                             $(23.55)       $(30.18)
                                                            ==========     ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                                 19,785         19,785
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

                         JONES GROWTH PARTNERS II L.P.
                         -----------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------

                                                                      For the Three Months Ended
                                                                               March 31,
                                                                     ----------------------------
                                                                         1997           1996
                                                                     -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                              $(470,544)    $ (603,164)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
      Depreciation and amortization                                       959,033      1,001,067
      Decrease (increase) in trade accounts receivable                     21,301        (18,981)
      Decrease (increase) in deposits, prepaid expenses and other         (25,773)        56,263
      Decrease in trade accounts payable and accrued liabilities
        and subscriber prepayments and deposits                          (175,066)       (18,465)
                                                                        ---------     ----------

         Net cash provided by operating activities                        308,951        416,720
                                                                        ---------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of plant and equipment, net                                   (301,363)      (351,855)
                                                                        ---------     ----------

         Net cash used in investing activities                           (301,363)      (351,855)
                                                                        ---------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of borrowings                                                (190,952)       (10,412)
                                                                        ---------     ----------

         Net cash used in financing activities                           (190,952)       (10,412)
                                                                        ---------     ----------

INCREASE (DECREASE) IN CASH                                              (183,364)        54,453

CASH, AT BEGINNING OF PERIOD                                              210,331         60,263
                                                                        ---------     ----------

CASH, AT END OF PERIOD                                                  $  26,967     $  114,716
                                                                        =========     ==========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                         $ 247,786     $  156,826
                                                                        =========     ==========

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

                         JONES GROWTH PARTNERS II L.P.
                         -----------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------

(1) This Form 10-Q is being filed in conformity with the Securities and Exchange Commission requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Jones Growth Partners II L.P. (the "Partnership") at March 31, 1997 and December 31, 1996, and its results of operations and changes in its cash flows for the three month periods ended March 31, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership owns and operates the cable television system serving the areas in and around the communities of Yorba Linda, certain portions of Anaheim Hills, and certain portions of unincorporated Orange County, all in the state of California (the "Yorba Linda System").

(2) On August 16, 1996, the Partnership entered into an asset purchase agreement providing for the sale of the Yorba Linda System by the Partnership to an unaffiliated party for a sales price of $36,000,000, subject to normal working capital adjustments. Closing of this sale is subject to a number of conditions, including the approval of governmental franchising authorities and the approval of the transaction by the holders of a majority of the Partnership's limited partnership interests. On May 9, 1997, the General Partner, on behalf of the Partnership, mailed proxy solicitation materials in connection with a vote of the limited partners of the Partnership to approve this transaction. The City of Yorba Linda has not yet approved the transfer of the cable television franchise authorizing the Yorba Linda System to serve residents of the City of Yorba Linda. This approval is expected to be obtained by the end of June 1997, but there can be no assurance that such approval will be granted. The sale of the Yorba Linda System will not close if such approval is not obtained. Upon the consummation of the proposed sale of the Yorba Linda System, the Partnership will repay its outstanding indebtedness, which totaled $12,630,125 at March 31, 1997, and then the Partnership will distribute the sale proceeds, net of working capital adjustments, to its limited partners. Because limited partners will not receive distributions in an amount equal to 100 percent of the capital initially contributed to the Partnership by the limited partners plus an amount equal to 8 percent per annum, cumulative and noncompounded, on an amount equal to their initial capital contributions, the General Partner will not receive any of the net proceeds from the Yorba Linda System's sale. As a result of the Yorba Linda System's sale, the limited partners of the Partnership, as a group, will receive approximately $22,995,909. Limited partners will receive from $1,109 to $1,218 for each $1,000 limited partnership interest from the net proceeds of the Yorba Linda System's sale. The specific amount of a limited partner's distribution will be dependent upon a limited partner's date of investment. Upon the successful completion of the sale of the Yorba Linda System, which is expected to occur during the second quarter of 1997, the Partnership will be liquidated and dissolved.

(3) The Partnership was formed pursuant to a public offering of limited partnership interests sponsored by Jones Spacelink Cable Corporation (the "General Partner"). The General Partner is a wholly owned subsidiary of Jones Intercable, Inc. ("Intercable"), a Colorado corporation. Intercable and certain of its affiliates also own and operate cable television systems for their own account and for the account of other managed limited partnerships. The General Partner manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership for the three month periods ended March 31, 1997 and 1996 were $103,034 and $93,107, respectively.

     The Partnership reimburses the General Partner and certain of its affiliates for certain allocated general and administrative costs. These expenses represent the salaries and related benefits paid for corporate personnel, office rent and related facilities expense. Such personnel provide engineering, marketing, administrative, accounting, legal, and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operation of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner and certain of its affiliates with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all cable television systems owned or managed by Intercable and certain of its affiliates. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating general and administrative costs is reasonable. Reimbursements by the Partnership to the General Partner for allocated general and administrative costs for the three month periods ended March 31, 1997 and 1996 were $148,082 and $126,624, respectively.

(4) Certain prior year amounts have been reclassified to conform to 1997 presentation.

                         JONES GROWTH PARTNERS II L.P.
                         -----------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

     On August 16, 1996, the Partnership entered into an asset purchase agreement providing for the sale of the Yorba Linda System by the Partnership to an unaffiliated party for a sales price of $36,000,000, subject to normal working capital adjustments. Closing of this sale is subject to a number of conditions, including the approval of governmental franchising authorities and the approval of the transaction by the holders of a majority of the Partnership's limited partnership interests. On May 9, 1997, the General Partner, on behalf of the Partnership, mailed proxy solicitation materials in connection with a vote of the limited partners of the Partnership to approve this transaction. The City of Yorba Linda has not yet approved the transfer of the cable television franchise authorizing the Yorba Linda System to serve residents of the City of Yorba Linda. This approval is expected to be obtained by the end of June 1997, but there can be no assurance that such approval will be granted. The sale of the Yorba Linda System will not close if such approval is not obtained. Upon the consummation of the proposed sale of the Yorba Linda System, the Partnership will repay its outstanding indebtedness, which totaled $12,630,125 at March 31, 1997, and then the Partnership will distribute the sale proceeds, net of working capital adjustments, to its limited partners. Because limited partners will not receive distributions in an amount equal to 100 percent of the capital initially contributed to the Partnership by the limited partners plus an amount equal to 8 percent per annum, cumulative and noncompounded, on an amount equal to their initial capital contributions, the General Partner will not receive any of the net proceeds from the Yorba Linda System's sale. As a result of the Yorba Linda System's sale, the limited partners of the Partnership, as a group, will receive approximately $22,995,909. Limited partners will receive from $1,109 to $1,218 for each $1,000 limited partnership interest from the net proceeds of the Yorba Linda System's sale.
The specific amount of a limited partner's distribution will be dependent upon a limited partner's date of investment. Upon the successful completion of the sale of the Yorba Linda System, which is expected to occur during the second quarter of 1997, the Partnership will be liquidated and dissolved.

     For the three months ended March 31, 1997, the Partnership generated net cash from operating activities of $308,951, which is available to fund capital expenditures and non-operating costs. The Partnership's capital expenditures for the three months ended March 31, 1997 totaled approximately $301,000. Approximately 51 percent of the expenditures related to construction of service drops to subscribers' homes. Approximately 25 percent related to new plant construction and approximately 14 percent of the expenditures related to the purchase of converters. The remainder of the expenditures related to various enhancements in the Yorba Linda System. Such expenditures were funded from cash on hand and cash flow from operations. As a result of the pending sale of the Yorba Linda System, remaining budgeted capital expenditures for 1997, which total approximately $1,300,000, will be only for various enhancements necessary to maintain the value of the Yorba Linda System until it is sold. These expenditures will be funded from cash flow from operations and, if necessary and in its discretion, advances from the General Partner. Depending upon the timing of the closing of the sale of the Yorba Linda System, the Partnership likely will make only the portion of budgeted capital expenditures scheduled to be made during the Partnership's continued ownership of the Yorba Linda System.

     At March 31, 1997, $12,630,125 was outstanding under the Partnership's term loan agreement, which is payable in 24 consecutive quarterly installments that began on March 31, 1997. A principal payment of $159,875 was paid on March 31, 1997. The next principal payment of $159,875 is due on June 30, 1997. The loan will be repaid in full upon the sale of the Yorba Linda System. Generally, the interest on the outstanding principal balance is at the Partnership's option of the Prime Rate plus 1/4 percent to 1/2 percent, or the Eurodollar option plus 1-1/4 to 1-1/2 percent, depending upon the ratio of the partnership debt to operating cash flow. The effective interest rates on amounts outstanding as of March 31, 1997 and 1996 were 6.79 percent and 6.91 percent, respectively.

     The Partnership will rely on cash on hand, cash flow from operations and, if necessary and in its discretion, advances from the General Partner to fund capital expenditures and other liquidity needs of the Partnership until the Yorba Linda System is sold.

RESULTS OF OPERATIONS
---------------------

     Revenues of the Partnership increased $198,550, or approximately 11 percent, to $2,060,680 for the three months ended March 31, 1997 from $1,862,130 for the comparable 1996 period. This increase in revenues was primarily due to basic service rate increases, an increase in advertising activity and an increase in the number of basic subscribers. Basic service rate increases accounted for 41 percent of the increase in revenues and an increase in advertising revenues accounted for approximately 24 percent of the increase in revenues. The number of basic subscribers increased 499, or approximately 3 percent, to 17,222 subscribers at March 31, 1997 from 16,723 subscribers at March 31, 1996. The increase in the number of basic subscribers accounted for approximately 22 percent of the increase in revenues. No other individual factor was significant to the increases in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Partnership's cable television system. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses increased $100,570, or approximately 10 percent, to $1,105,928 for the three months ended March 31, 1997 from $1,005,358 for the comparable 1996 period. Operating expenses represented approximately 54 percent of revenues for the three months ended March 31, 1997 and 1996. The increase in operating expenses was primarily the result of increases in programming costs. No other individual factor significantly affected the increase in operating expenses.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $97,980, or approximately 11 percent, to $954,752 for the three months ended March 31, 1997 from $856,772 for the comparable 1996 period. This increase was due to the increase in revenues exceeding the increase in operating expenses.

     Management fees and allocated administrative costs from the General Partner increased $31,385, or approximately 14 percent, to $251,116 for the three months ended March 31, 1997 from $219,731 for the comparable 1996 period. This increase was primarily due to the increase in revenues, upon which such management fees and allocations are based, and the timing of certain expenses allocated from the General Partner.

     Depreciation and amortization decreased $42,034, or approximately 4 percent, to $959,033 for the three months ended March 31, 1997 from $1,001,067 for the comparable 1996 period. The decrease was a result of the maturation of a portion of the depreciable asset base.

     Operating loss decreased $108,629, or approximately 30 percent, to $255,397 for the three months ended March 31, 1997 from $364,026 for the comparable 1996 period. This decrease was due to the increase in revenues and the decrease in depreciation and amortization exceeding the increases in operating expenses and management fees and allocated administrative costs from the General Partner.

     Interest expense decreased $24,147, or approximately 10 percent to $215,222 for the three month period ended March 31, 1997 from $239,369 for the comparable 1996 period. This decrease was primarily due to lower outstanding balances and lower effective interest rates on interest bearing obligations.

     Net loss decreased by $132,620, or approximately 22 percent, to $470,544 for the three month period ended March 31, 1997 from $603,164 for the comparable 1996 period. This decrease was a result of the factors discussed above.

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


Dated:  May 13, 1997