Form 10-Q
period 1997-06-30
JONES GROWTH PARTNERS II L P
filed 1997-08-13
CIK 857548

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1997
                               -------------
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to
                              --------------  --------------

                       Commission File Number:   0-19259



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

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                               June 30,    December 31,
                   ASSETS                                        1997          1996
                   ------                                    -----------   ------------
CASH                                                         $   940,179    $   210,331

TRADE RECEIVABLES, less allowance
  for doubtful receivables of $6,233 and $27,667 at
  June 30, 1997 and December 31, 1996, respectively              175,830        180,326

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                      18,774,759     18,203,037
  Less- accumulated depreciation                              (7,683,613)    (6,660,530)
                                                             -----------    -----------

                                                              11,091,146     11,542,507

  Franchise costs and other intangible assets, net of
    accumulated amortization of $10,399,691 and
    $9,587,058 at June 30, 1997 and
    December 31, 1996, respectively                            7,488,197      8,300,830
                                                             -----------    -----------

          Total investment in cable television properties     18,579,343     19,843,337

DEBT PLACEMENT COSTS, net of accumulated
  amortization of $194,646 and $175,960 at
  June 30, 1997 and December 31, 1996, respectively               88,759        107,445

DEPOSITS, PREPAID EXPENSES AND OTHER                             156,878        122,553
                                                             -----------    -----------

          Total assets                                       $19,940,989    $20,463,992
                                                             ===========    ===========


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                         JONES GROWTH PARTNERS II L.P.
                         -----------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                                June 30,    December 31,
       LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                1997          1996
       -------------------------------------------            -----------   ------------
LIABILITIES:
  Term loan and other debt                                    $12,470,250    $12,821,077
  Trade accounts payable and accrued liabilities                  364,067        546,347
  Subscriber prepayments and deposits                             281,181        322,430
                                                              -----------    -----------

         Total liabilities                                     13,115,498     13,689,854
                                                              -----------    -----------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                             1,000          1,000
    Accumulated deficit                                          (102,551)      (103,065)
                                                              -----------    -----------

                                                                 (101,551)      (102,065)
                                                              -----------    -----------

  Limited Partners-
    Contributed capital, net of related
      commissions, syndication costs and
      interest distribution (19,785 units
      outstanding at June 30, 1997 and
      December 31, 1996)                                       16,746,882     16,746,882
    Accumulated deficit                                        (9,819,840)    (9,870,679)
                                                              -----------    -----------

                                                                6,927,042      6,876,203
                                                              -----------    -----------

         Total partners' capital (deficit)                      6,825,491      6,774,138
                                                              -----------    -----------

         Total liabilities and partners' capital (deficit)    $19,940,989    $20,463,992
                                                              ===========    ===========

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                         JONES GROWTH PARTNERS II L.P.
                         -----------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                               For The Three Months Ended   For The Six Months Ended
                                                        June 30,                       June 30,
                                               --------------------------   -------------------------
                                                  1997            1996        1997           1996
                                               ----------      ----------   -----------  ------------
REVENUES                                       $2,038,864      $1,917,300   $4,099,544    $ 3,779,430

COSTS AND EXPENSES:
  Operating expenses                            1,104,792       1,073,326    2,210,720      2,094,046
  Management fees to the General Partner
    and allocated administrative costs from
    Jones Intercable, Inc.                        226,160         225,839      477,276        445,570
  Depreciation and amortization                   918,344       1,000,754    1,877,377      2,001,401
                                               ----------      ----------   ----------    -----------

OPERATING LOSS                                   (210,432)       (382,619)    (465,829)      (761,587)
                                               ----------      ----------   ----------    -----------

OTHER INCOME (EXPENSE):
  Interest expense                               (213,524)       (226,731)    (428,746)      (466,100)
  Other, net                                      945,853         (13,492)     945,928        (13,681)
                                               ----------      ----------   ----------    -----------

NET INCOME (LOSS)                              $  521,897      $ (622,842)  $   51,353    $(1,241,368)
                                               ==========      ==========   ==========    ===========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                              $    5,219      $   (6,228)  $      514    $   (12,414)
                                               ==========      ==========   ==========    ===========

  Limited Partners                             $  516,678      $ (616,614)  $   50,839    $(1,228,954)
                                               ==========      ==========   ==========    ===========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                             $    26.11      $   (31.17)  $     2.57    $    (62.12)
                                               ==========      ==========   ==========    ===========

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                      19,785          19,785       19,785         19,785
                                               ==========      ==========   ==========    ===========

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

                         JONES GROWTH PARTNERS II L.P.
                         -----------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                                                                      For the Six Months Ended
                                                                              June 30,
                                                                     --------------------------
                                                                        1997          1996
                                                                     -----------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                  $   51,353    $(1,241,368)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation and amortization                                   1,877,377      2,001,401
      Decrease in trade accounts receivables                              4,496        167,219
      Decrease (increase) in deposits, prepaid expenses and other       (57,300)       150,974
      Decrease in trade accounts payable and accrued
        liabilities and subscriber prepayments and deposits            (223,529)      (162,548)
                                                                     ----------    -----------

         Net cash provided by operating activities                    1,652,397        915,678
                                                                     ----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of plant and equipment, net                                 (571,722)      (840,989)
                                                                     ----------    -----------

         Net cash used in investing activities                         (571,722)      (840,989)
                                                                     ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of borrowings                                              (350,827)       (22,235)
                                                                     ----------    -----------

         Net cash used in financing activities                         (350,827)       (22,235)
                                                                     ----------    -----------

INCREASE IN CASH                                                        729,848         52,454

CASH, AT BEGINNING OF PERIOD                                            210,331         60,263
                                                                     ----------    -----------

CASH, AT END OF PERIOD                                               $  940,179    $   112,717
                                                                     ==========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                      $  511,853    $   484,457
                                                                     ==========    ===========

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

                         JONES GROWTH PARTNERS II L.P.
                         -----------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------

(1) This Form 10-Q is being filed in conformity with the Securities and Exchange Commission requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Jones Growth Partners II L.P. (the "Partnership") at June 30, 1997 and December 31, 1996, its results of operations for the three and six month periods ended June 30, 1997 and 1996 and its statements of cash flows for the six month periods ended June 30, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

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

(2) On August 16, 1996, the Partnership entered into an asset purchase agreement providing for the sale of the Yorba Linda System by the Partnership to an unaffiliated party (the "Purchaser") for a sales price of $36,000,000, subject to normal closing adjustments. The sale was subject to the approval of the holders of a majority of the limited partnership interests in the Partnership. As of June 25, 1997, the holders of a majority of the limited partnership interests had voted to approve the sale of the Yorba Linda System. Closing of this sale nevertheless is still subject to the approval of the City of Yorba Linda, which formally has disapproved the transfer of the Yorba Linda cable television franchise to the Purchaser. The original outside closing date was June 30, 1997 but the asset purchase agreement was amended on June 30, 1997 to permit the Partnership and the Purchaser to continue to seek the required approval from the City of Yorba Linda to the transfer of the cable television franchise to the Purchaser. The sale of the Yorba Linda System will not close if such approval is not obtained and there can be no assurance that such approval will be obtained. The Partnership or the Purchaser may terminate the asset purchase agreement upon notice to the other if the required approval of the City of Yorba Linda cannot be obtained.

     If the Yorba Linda System is sold, the Partnership will repay its outstanding indebtedness, which totaled $12,470,250 at June 30, 1997, and then the Partnership will distribute the sale proceeds, net of closing adjustments, to its limited partners. Because limited partners will not receive distributions in an amount equal to 100 percent of the capital initially contributed to the Partnership by the limited partners plus an amount equal to 8 percent per annum, cumulative and noncompounded, on an amount equal to their initial capital contributions, the General Partner will not receive any of the sale proceeds if the Yorba Linda System is sold. If the Yorba Linda System is sold to the Purchaser, the limited partners of the Partnership, as a group, will receive approximately $24,157,389. If the Yorba Linda System is sold to the Purchaser, limited partners will receive from $1,095 to $1,355 for each $1,000 limited partnership interest from the net proceeds of the Yorba Linda System's sale. The specific amount of a limited partner's distribution will be dependent upon a limited partner's date of investment. If the Yorba Linda System is not sold to the Purchaser, the General Partner will seek to sell the Yorba Linda System to another party, but there can be no assurance that it will be able to do so in the near term or at the price the Purchaser has agreed to pay.

(3) The General Partner manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership for the three and six month periods ended June 30, 1997 were $101,943 and $204,977, respectively, compared to $95,865 and $188,972 for the comparable periods in 1996.

     The Partnership reimburses the General Partner and certain of its affiliates for certain allocated general and administrative costs. These expenses represent the salaries and related benefits paid for corporate personnel, office rent and related facilities expense. Such personnel provide engineering, marketing, administrative, accounting, legal, and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operation of the Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner and certain of its affiliates with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all cable television systems owned or managed by Intercable and certain of its affiliates. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating general and administrative costs is reasonable. Reimbursements by the Partnership to the General Partner for allocated general and administrative costs for the three and six month periods ended June 30, 1997 were $124,217 and $272,299, respectively, compared to $129,974 and $256,598 for the comparable periods in 1996.

(4) Certain prior year amounts have been reclassified to conform to 1997 presentation.

                         JONES GROWTH PARTNERS II L.P.
                         -----------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

     On August 16, 1996, the Partnership entered into an asset purchase agreement providing for the sale of the Yorba Linda System by the Partnership to an unaffiliated party (the "Purchaser") for a sales price of $36,000,000, subject to normal closing adjustments. The sale was subject to the approval of the holders of a majority of the limited partnership interests in the Partnership. As of June 25, 1997, the holders of a majority of the limited partnership interests had voted to approve the sale of the Yorba Linda System. Closing of this sale nevertheless is still subject to the approval of the City of Yorba Linda, which formally has disapproved the transfer of the Yorba Linda cable television franchise to the Purchaser. The original outside closing date was June 30, 1997 but the asset purchase agreement was amended on June 30, 1997 to permit the Partnership and the Purchaser to continue to seek the required approval from the City of Yorba Linda to the transfer of the cable television franchise to the Purchaser. The sale of the Yorba Linda System will not close if such approval is not obtained and there can be no assurance that such approval will be obtained. The Partnership or the Purchaser may terminate the asset purchase agreement upon notice to the other if the required approval of the City of Yorba Linda cannot be obtained.

     If the Yorba Linda System is sold, the Partnership will repay its outstanding indebtedness, which totaled $12,470,250 at June 30, 1997, and then the Partnership will distribute the sale proceeds, net of closing adjustments, to its limited partners. Because limited partners will not receive distributions in an amount equal to 100 percent of the capital initially contributed to the Partnership by the limited partners plus an amount equal to 8 percent per annum, cumulative and noncompounded, on an amount equal to their initial capital contributions, the General Partner will not receive any of the sale proceeds if the Yorba Linda System is sold. If the Yorba Linda System is sold to the Purchaser, the limited partners of the Partnership, as a group, will receive approximately $24,157,389. If the Yorba Linda System is sold to the Purchaser, limited partners will receive from $1,095 to $1,355 for each $1,000 limited partnership interest from the net proceeds of the Yorba Linda System's sale. The specific amount of a limited partner's distribution will be dependent upon a limited partner's date of investment. If the Yorba Linda System is not sold to the Purchaser, the General Partner will seek to sell the Yorba Linda System to another party, but there can be no assurance that it will be able to do so in the near term or at the price the Purchaser has agreed to pay.

     For the six months ended June 30, 1997, the Partnership generated net cash from operating activities of $1,652,397, which is available to fund capital expenditures and non-operating costs. The Partnership's capital expenditures for the six months ended June 30, 1997 totaled approximately $572,000.
Approximately 45 percent of the expenditures related to construction of service drops to subscribers' homes. Approximately 24 percent related to new plant construction and approximately 18 percent of the expenditures related to the purchase of converters. The remainder of the expenditures related to various enhancements in the Yorba Linda System. Such expenditures were funded from cash on hand and cash flow from operations. As a result of the pending sale of the Yorba Linda System, remaining budgeted capital expenditures for 1997, which total approximately $1,003,000, will be only for various enhancements necessary to maintain the value of the Yorba Linda System until it is sold. These expenditures will be funded from cash flow from operations and, if necessary and in its discretion, advances from the General Partner. Depending upon the timing of the closing of the sale of the Yorba Linda System, the Partnership likely will make only the portion of budgeted capital expenditures scheduled to be made during the Partnership's continued ownership of the Yorba Linda System.

     At June 30, 1997, $12,470,250 was outstanding under the Partnership's term loan agreement, which is payable in 24 consecutive quarterly installments that began on March 31, 1997. A total of $319,750 in principal payments were paid as of June 30, 1997. The principal payments due for the remainder of 1997 total $319,750. The loan will be repaid in full if and when the Yorba Linda System is sold. Generally, the interest on the outstanding principal balance is at the Partnership's option of the Prime Rate plus 1/4 percent to 1/2 percent, or the Eurodollar option plus 1-1/4 to 1-1/2 percent, depending upon the ratio of the partnership debt to operating cash flow. The effective interest rates on amounts outstanding as of June 30, 1997 and 1996 were 6.94 percent and 7.01 percent, respectively.

     The Partnership will rely on cash on hand, cash flow from operations and, if necessary and in its discretion, advances from the General Partner to fund capital expenditures and other liquidity needs of the Partnership until the Yorba Linda System is sold.

RESULTS OF OPERATIONS
---------------------

     Revenues of the Partnership increased $121,564, or approximately 6 percent, to $2,038,864 for the three months ended June 30, 1997 from $1,917,300 for the comparable 1996 period. This increase in revenues was primarily due to basic service rate increases and an increase in pay per view revenues, each of which accounted for approximately 49 percent of the increase in revenues. Revenues of the partnership increased $320,114, or approximately 8 percent, to $4,099,544 for the six month period ended June 30, 1997, from $3,779,430 for the comparable 1996 period. This increase in revenues was primarily due to basic service rate increases and an increase in the number of basic subscribers. Basic service rate increases accounted for approximately 44 percent of the increase in revenues and an increase in the number of basic subscribers accounted for approximately 24 percent of the increase in revenues. The number of basic subscribers increased 422, or approximately 3 percent, to 17,224 subscribers at June 30, 1997 from 16,802 subscribers at June 30, 1996. No other individual factor was significant to the increases in revenues.

     Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses increased $31,466, or approximately 3 percent, to $1,104,792 for the three month period ended June 30, 1997 compared to $1,073,326 for the comparable 1996 period. For the six months ended June 30, 1997, operating expenses increased $116,674, or approximately 6 percent, to $2,210,720 from $2,094,046 for the comparable 1996 period. These increases in operating expenses were primarily due to increases in programming costs. Operating expenses accounted for approximately 54 percent and 56 percent of revenues for the three months ended June 30, 1997 and 1996 and approximately 54 percent and 55 percent of revenues for the six months ended June 30, 1997 and 1996. No other individual factor significantly affected the increase in operating expenses.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $90,098, or approximately 11 percent, to $934,072 for the three month period ended June 30, 1997 from $843,974 for the comparable period in 1996. For the six month period ended June 30, 1997, operating cash flow increased $203,440, or approximately 12 percent, to $1,888,824 from $1,685,384 for the comparable period in 1996. These increases were due to the increases in revenues exceeding the increases in operating expenses.

     Management fees and allocated administrative costs from the General Partner increased $321, or less than one percent, to $226,160 for the three months ended June 30, 1997 from $225,839 for the similar period in 1996. Management fees and allocated administrative costs from the General Partner increased $31,706, or approximately 7 percent, to $477,276 for the six months ended June 30, 1997 from $445,570 for the similar period in 1996. These increases were primarily due to the increases in revenues, upon which such management fees are based.

     Depreciation and amortization expense decreased $82,410, or approximately 8 percent, to $918,344 for the three month period ended June 30, 1997 from $1,000,754 for the similar period in 1996. Depreciation and amortization expense decreased $124,024, or approximately 6 percent, to $1,877,377 for the six month period ended June 30, 1997 from $2,001,401 for the similar period in 1996. These decreases were due to the maturation of the Partnership's depreciable asset base.

     Operating loss decreased $172,187, or approximately 45 percent, to $210,432 for the three months ended June 30, 1997 from $382,619 for the similar 1996 period. Operating loss decreased $295,758, or approximately 39 percent, to $465,829 for the six months ended June 30, 1997 from $761,587 for the similar 1996 period. These decreases were due to the increases in revenues and the decreases in depreciation and amortization expenses exceeding the increases in operating expenses and management fees and allocated administrative costs from the General Partner.

     Interest expense decreased $13,207, or approximately 6 percent, to $213,524 for the three months ended June 30, 1997 compared to $226,731 for the comparable 1996 period. Interest expense decreased $37,354, or approximately 8 percent, to $428,746 for the six month periods ended June 30, 1997 compared to $466,100 for the comparable 1996 period. These decreases were due to lower outstanding balances and lower effective interest rates on interest bearing obligations.

     The Partnership reported other income of $945,853 and $945,928 for the three and six month periods ended June 30, 1997 compared to other expenses of $13,492 and $13,681 for the comparable 1996 periods. These changes were a result of a property tax refund received during the second quarter of 1997.

     The Partnership reported net income of $521,897 for the three month period ended June 30, 1997 compared to a net loss of $622,842 for the similar 1996 period. The Partnership reported net income of $51,353 for the six month period ended June 30, 1997 compared to a net loss of $1,241,368 for the similar 1996 period. These changes were the result of the factors discussed above.

                          PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The sale of the Yorba Linda System was subject to the approval of the holders of a majority of the limited partnership interests in the Partnership. Limited partners of record at the close of business on April 30, 1997 were entitled to notice of, and to participate in, this vote of limited partners. A proxy statement dated May 9, 1997 was mailed to all limited partners of record as of April 30, 1997 in connection with this vote. Following are the results of the vote of the limited partners as of June 25, 1997:



        No. of
      Interests        Approved       Against     Abstained       Did Not Vote
     Entitled to      ------------     -------     ---------       ------------
        Vote          No.        %     No.   %     No.     %       No.        %
     -----------      ------  ----     --  ---     --    ---       -----   ----
       19,785         11,296  57.1     89  0.4     92    0.5       8,308   42.0


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


Dated:  August 13, 1997