Form 10-Q
period 1997-09-30
JONES GROWTH PARTNERS II L P
filed 1997-11-12
CIK 857548

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the quarterly period ended  September 30, 1997
                                ------------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the transition period from ____________ to ____________

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

                                (303) 792-3111
                      ----------------------------------
                         Registrant's telephone number


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                             No
    -----                                                               ________

                         JONES GROWTH PARTNERS II L.P.
                         -----------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                             September 30,   December 31,
  ASSETS                                                          1997           1996
  ------                                                     -------------   ------------

CASH                                                           $   765,109    $   210,331

TRADE RECEIVABLES, less allowance
  for doubtful receivables of $14,071 and $27,667 at
  September 30, 1997 and December 31, 1996, respectively           212,037        180,326

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                        19,180,442     18,203,037
  Less- accumulated depreciation                                (8,112,055)    (6,660,530)
                                                               -----------    -----------

                                                                11,068,387     11,542,507

  Franchise costs and other intangible assets, net of
    accumulated amortization of $10,806,008 and
    $9,587,058 at September 30, 1997 and
    December 31, 1996, respectively                              7,081,880      8,300,830
                                                               -----------    -----------

          Total investment in cable television properties       18,150,267     19,843,337

DEBT PLACEMENT COSTS, net of accumulated
  amortization of $203,989 and $175,960 at
  September 30, 1997 and December 31, 1996,
  respectively                                                      79,416        107,445

DEPOSITS, PREPAID EXPENSES AND OTHER                               284,609        122,553
                                                               -----------    -----------

          Total assets                                         $19,491,438    $20,463,992
                                                               ===========    ===========


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                         JONES GROWTH PARTNERS II L.P.
                         -----------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                               September 30,   December 31,
  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                       1997           1996
  -------------------------------------------                  -------------   ------------

LIABILITIES:
  Term loan and other debt                                      $ 12,310,375    $12,821,077
  Trade accounts payable and accrued liabilities                     408,307        546,347
  Subscriber prepayments and deposits                                260,656        322,430
                                                                ------------    -----------

          Total liabilities                                       12,979,338     13,689,854
                                                                ------------    -----------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                1,000          1,000
    Accumulated deficit                                             (105,685)      (103,065)
                                                                ------------    -----------

                                                                    (104,685)      (102,065)
                                                                ------------    -----------

  Limited Partners-
    Contributed capital, net of related
      commissions, syndication costs and
      interest distribution (19,785 units
      outstanding at September 30, 1997 and
      December 31, 1996)                                          16,746,882     16,746,882
    Accumulated deficit                                          (10,130,097)    (9,870,679)
                                                                ------------    -----------

                                                                   6,616,785      6,876,203
                                                                ------------    -----------

          Total partners' capital (deficit)                        6,512,100      6,774,138
                                                                ------------    -----------

          Total liabilities and partners' capital (deficit)     $ 19,491,438    $20,463,992
                                                                ============    ===========

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                         JONES GROWTH PARTNERS II L.P.
                         -----------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                                For the Three Months Ended    For the Nine Months Ended
                                                      September 30,                 September 30,
                                               ----------------------------  ---------------------------
                                                   1997           1996           1997          1996
                                               -------------  -------------  ------------  -------------

REVENUES                                         $2,052,491     $1,923,608    $6,152,035    $ 5,703,038

COSTS AND EXPENSES:
  Operating expenses                              1,049,365      1,054,328     3,260,085      3,148,374
  Management fees to the General Partner
    and allocated administrative costs from
    Jones Intercable, Inc.                          224,515        222,107       701,791        667,677
  Depreciation and amortization                     858,842        985,594     2,736,219      2,986,995
                                                 ----------     ----------    ----------    -----------

OPERATING LOSS                                      (80,231)      (338,421)     (546,060)    (1,100,008)
                                                 ----------     ----------    ----------    -----------

OTHER INCOME (EXPENSE):
  Interest expense                                 (208,348)      (222,197)     (637,094)      (688,297)
  Other, net                                        (24,812)        (1,457)      921,116        (15,138)
                                                 ----------     ----------    ----------    -----------

NET LOSS                                         $ (313,391)    $ (562,075)   $ (262,038)   $(1,803,443)
                                                 ==========     ==========    ==========    ===========

ALLOCATION OF NET LOSS:
  General Partner                                $   (3,134)    $   (5,621)   $   (2,620)   $   (18,034)
                                                 ==========     ==========    ==========    ===========

  Limited Partners                               $ (310,257)    $ (556,454)   $ (259,418)   $(1,785,409)
                                                 ==========     ==========    ==========    ===========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                                  $(15.68)       $(28.13)      $(13.11)       $(90.24)
                                                 ==========     ==========    ==========    ===========

WEIGHTED AVERAGE NUMBER OF
  LIMITED PARTNERSHIP UNITS
  OUTSTANDING                                        19,785         19,785        19,785         19,785
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

                         JONES GROWTH PARTNERS II L.P.
                         -----------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------

                                                                  For the Nine Months Ended
                                                                        September 30,
                                                                  -------------------------
                                                                     1997           1996
                                                                  ----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $ (262,038)   $(1,803,443)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                                2,736,219      2,986,995
      Decrease (increase) in trade accounts receivables              (31,711)        98,052
      Decrease (increase) in deposits, prepaid expenses
        and other                                                   (199,771)        40,313
      Decrease in trade accounts payable and accrued
        liabilities and subscriber prepayments and deposits         (199,814)      (172,775)
                                                                  ----------    -----------

          Net cash provided by operating activities                2,042,885      1,149,142
                                                                  ----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of plant and equipment, net                              (977,405)    (1,198,539)
                                                                  ----------    -----------

          Net cash used in investing activities                     (977,405)    (1,198,539)
                                                                  ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                            24,559        140,000
  Repayment of borrowings                                           (535,261)      (127,448)
                                                                  ----------    -----------

          Net cash provided by (used in) financing activities       (510,702)        12,552
                                                                  ----------    -----------

INCREASE (DECREASE) IN CASH                                          554,778        (36,845)

CASH, AT BEGINNING OF PERIOD                                         210,331         60,263
                                                                  ----------    -----------

CASH, AT END OF PERIOD                                            $  765,109    $    23,418
                                                                  ==========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                   $  729,886    $   696,155
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

                         JONES GROWTH PARTNERS II L.P.
                         -----------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------

(1) This Form 10-Q is being filed in conformity with the Securities and Exchange Commission requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Jones Growth Partners II L.P. (the "Partnership") at September 30, 1997 and December 31, 1996, its results of operations for the three and nine month periods ended September 30, 1997 and 1996 and its statements of cash flows for the nine month periods ended September 30, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

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

(2) On August 16, 1996, the Partnership entered into an asset purchase agreement providing for the sale of the Yorba Linda System by the Partnership to an unaffiliated party (the "Purchaser") for a sales price of $36,000,000, subject to normal closing adjustments. The sale has been approved by the holders of a majority of the limited partnership interests in the Partnership. Closing of this sale nevertheless is still subject to the approval of the City of Yorba Linda, which formally has disapproved the transfer of the Yorba Linda cable television franchise to the Purchaser. The original outside closing date was June 30, 1997 but the asset purchase agreement was amended on June 30, 1997 to permit the Partnership and the Purchaser to continue to seek the required approval from the City of Yorba Linda to the transfer of the cable television franchise to the Purchaser. The sale of the Yorba Linda System will not close if such approval is not obtained and there can be no assurance that such approval will be obtained. The Partnership or the Purchaser may terminate the asset purchase agreement upon notice to the other if the required approval of the City of Yorba Linda cannot be obtained. The Purchaser and City of Yorba Linda currently are engaged in negotiations over the terms of the franchise.

     If the Yorba Linda System is sold, the Partnership will repay its outstanding indebtedness, which totaled $12,310,375 at September 30, 1997, and then the Partnership will distribute the sale proceeds, net of closing adjustments, to its limited partners. Because limited partners will not receive distributions in an amount equal to 100 percent of the capital initially contributed to the Partnership by the limited partners plus an amount equal to 8 percent per annum, cumulative and noncompounded, on an amount equal to their initial capital contributions, the General Partner will not receive any of the sale proceeds if the Yorba Linda System is sold. If the Yorba Linda System is sold to the Purchaser, the limited partners of the Partnership, as a group, will receive an estimated $24,232,417 or from $1,172 to $1,281 for each $1,000 limited partnership interest from the net proceeds of the Yorba Linda System's sale. The specific amount of a limited partner's distribution will be dependent upon a limited partner's date of investment. If the Yorba Linda System is not sold to the Purchaser, the General Partner will seek to sell the Yorba Linda System to another party but there can be no assurance that it will be able to do so in the near term or at the price the Purchaser has agreed to pay.

(3) The General Partner manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership for the three and nine month periods ended September 30, 1997 were $102,625 and $307,602, respectively, compared to $96,180 and $285,152 for the comparable periods in 1996.

     The Partnership reimburses the General Partner and certain of its affiliates for certain allocated general and administrative costs. These expenses represent the salaries and related benefits paid for corporate personnel, office rent and related facilities expense. Such personnel provide engineering, marketing, administrative, accounting, legal, and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operation of the

Partnership and would have been incurred by the Partnership if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner and certain of its affiliates with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all cable television systems owned or managed by Intercable and certain of its affiliates. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating general and administrative costs is reasonable. Reimbursements by the Partnership to the General Partner for allocated general and administrative costs for the three and nine month periods ended September 30, 1997 were $121,890 and $394,189, respectively, compared to $125,927 and
$382,525 for the comparable periods in 1996.

(4) Certain prior year amounts have been reclassified to conform to 1997 presentation.

                         JONES GROWTH PARTNERS II L.P.
                         -----------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

     On August 16, 1996, the Partnership entered into an asset purchase agreement providing for the sale of the Yorba Linda System by the Partnership to an unaffiliated party (the "Purchaser") for a sales price of $36,000,000, subject to normal closing adjustments. The sale has been approved by the holders of a majority of the limited partnership interests in the Partnership. Closing of this sale nevertheless is still subject to the approval of the City of Yorba Linda, which formally has disapproved the transfer of the Yorba Linda cable television franchise to the Purchaser. The original outside closing date was June 30, 1997 but the asset purchase agreement was amended on June 30, 1997 to permit the Partnership and the Purchaser to continue to seek the required approval from the City of Yorba Linda to the transfer of the cable television franchise to the Purchaser. The sale of the Yorba Linda System will not close if such approval is not obtained and there can be no assurance that such approval will be obtained. The Partnership or the Purchaser may terminate the asset purchase agreement upon notice to the other if the required approval of the City of Yorba Linda cannot be obtained. The Purchaser and City of Yorba Linda currently are engaged in negotiations to resolve their differences over the terms of the franchise.

     If the Yorba Linda System is sold, the Partnership will repay its outstanding indebtedness, which totaled $12,310,375 at September 30, 1997, and then the Partnership will distribute the sale proceeds, net of closing adjustments, to its limited partners. Because limited partners will not receive distributions in an amount equal to 100 percent of the capital initially contributed to the Partnership by the limited partners plus an amount equal to 8 percent per annum, cumulative and noncompounded, on an amount equal to their initial capital contributions, the General Partner will not receive any of the sale proceeds if the Yorba Linda System is sold. If the Yorba Linda System is sold to the Purchaser, the limited partners of the Partnership, as a group, will receive an estimated $24,232,417 or from $1,172 to $1,281 for each $1,000 limited partnership interest from the net proceeds of the Yorba Linda System's sale. The specific amount of a limited partner's distribution will be dependent upon a limited partner's date of investment. If the Yorba Linda System is not sold to the Purchaser, the General Partner will seek to sell the Yorba Linda System to another party but there can be no assurance that it will be able to do so in the near term or at the price the Purchaser has agreed to pay.

     For the nine months ended September 30, 1997, the Partnership generated net cash from operating activities of $2,042,885, which is available to fund capital expenditures and non-operating costs. The Partnership's capital expenditures for the nine months ended September 30, 1997 totaled approximately $1,977,000. Approximately 43 percent of the expenditures related to construction of service drops to subscribers' homes and approximately 23 percent of the expenditures related to new plant construction. The remainder of the expenditures was used to maintain the value of the Yorba Linda System. Such expenditures were funded from cash flow from operations. As a result of the pending sale of the Yorba Linda System, remaining budgeted capital expenditures for 1997, which total approximately $597,000, will be necessary to maintain the value of the Yorba Linda System until it is sold. These expenditures will be funded from cash on hand and cash flow from operations.

     At September 30, 1997, $12,310,375 was outstanding under the Partnership's term loan agreement, which is payable in 24 consecutive quarterly installments that began on March 31, 1997. A total of $479,625 in principal payments were paid as of September 30, 1997, with one principal payment due for the remainder of 1997 totaling $159,875, which will be funded from cash flow from operations. The loan will be repaid in full if and when the Yorba Linda System is sold. Generally, the interest on the outstanding principal balance is at the Partnership's option of the Prime Rate plus 1/4 percent to 1/2 percent, or the Eurodollar option plus 1-1/4 to 1-1/2 percent, depending upon the ratio of the partnership debt to operating cash flow. The effective interest rates on amounts outstanding as of September 30, 1997 and 1996 were 6.93 percent and 6.90 percent, respectively.

     The Partnership will rely on cash on hand, cash flow from operations and, if necessary and in its discretion, advances from the General Partner to fund capital expenditures and other liquidity needs of the Partnership until the Yorba Linda System is sold.

RESULTS OF OPERATIONS
---------------------


     Revenues of the Partnership increased $128,883, or approximately 7 percent, to $2,052,491 for the three months ended September 30, 1997 from $1,923,608 for the comparable 1996 period. Revenues of the partnership increased $448,997, or approximately 8 percent, to $6,152,035 for the nine month period ended September 30, 1997, from $5,703,038 for the comparable 1996 period. These increases in revenues were primarily due to basic service rate increases and an increase in the number of basic subscribers. Basic service rate increases accounted for approximately 47 percent and 45 percent, respectively, of the increase in revenues for the three and nine month periods ended September 30, 1997 and an increase in the number of basic subscribers accounted for approximately 24 percent of the increase in revenues for the three and nine month periods ended September 30, 1997. The number of basic subscribers increased 395, or approximately 2 percent, to 17,325 subscribers at September 30, 1997 from 16,930 subscribers at September 30, 1996. No other individual factor was significant to the increases in revenues.

     Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses decreased $4,963, or less than 1 percent, to $1,049,365 for the three month period ended September 30, 1997 compared to $1,054,328 for the comparable 1996 period. This decrease in operating expenses was primarily due to a decrease in property taxes. For the nine months ended September 30, 1997, operating expenses increased $111,711, or approximately 4 percent, to $3,260,085 from $3,148,374 for the comparable 1996 period. This increase in operating expenses was primarily due to increases in programming costs. Operating expenses accounted for approximately 51 percent and 55 percent of revenues for the three months ended September 30, 1997 and 1996 and approximately 53 percent and 55 percent of revenues for the nine months ended September 30, 1997 and 1996. No other individual factor significantly affected the increase in operating expenses.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $133,846, or approximately 15 percent, to $1,003,126 for the three month period ended September 30, 1997 from $869,280 for the comparable period in 1996. This increase was due to an increase in revenues and a decrease in operating expenses. For the nine month period ended September 30, 1997, operating cash flow increased $337,286, or approximately 13 percent, to $2,891,950 from $2,554,664 for the comparable period in 1996. This increase was due to the increase in revenues exceeding the increase in operating expenses.

     Management fees and allocated administrative costs from the General Partner increased $2,408, or approximately one percent, to $224,515 for the three months ended September 30, 1997 from $222,107 for the similar period in 1996. This increase was due to the increase in revenues, upon which such management fees are based, which was partially offset by a decrease in allocated administrative costs from the General Partner. Management fees and allocated administrative costs from the General Partner increased $34,114, or approximately 5 percent, to $701,791 for the nine months ended September 30, 1997 from $667,677 for the similar period in 1996. This increase was primarily due to the increases in revenues, upon which such management fees and allocations are based.

     Depreciation and amortization expense decreased $126,752, or approximately 13 percent, to $858,842 for the three month period ended September 30, 1997 from $985,594 for the similar period in 1996. Depreciation and amortization expense decreased $250,776, or approximately 8 percent, to $2,736,219 for the nine month period ended September 30, 1997 from $2,986,995 for the similar period in 1996. These decreases were due to the maturation of the Partnership's depreciable asset base.

     Operating loss decreased $258,190, or approximately 76 percent, to $80,231 for the three months ended September 30, 1997 from $338,421 for the similar 1996 period. Operating loss decreased $553,948, or approximately 50 percent, to $546,060 for the nine months ended September 30, 1997 from $1,100,008 for the similar 1996 period. These decreases were due to the increases in operating cash flow and the decreases in depreciation and amortization expense.

     Interest expense decreased $13,849, or approximately 6 percent, to $208,348 for the three months ended September 30, 1997 compared to $222,197 for the comparable 1996 period. Interest expense decreased $51,203, or approximately 7 percent, to $637,094 for the nine month periods ended September 30, 1997 compared to $688,297 for the comparable 1996 period. These decreases were due to lower outstanding balances on interest bearing obligations.

     The Partnership reported other income of $921,116 for the nine month period ended September 30, 1997 compared to other expenses of $15,138 for the comparable 1996 period. This change was a result of a property tax refund received in 1997.

     Net loss decreased by $248,684, or approximately 44 percent, to $313,391 for the period ended September 30, 1997 from $562,075 for the comparable 1996 period. Net loss decreased $1,541,405, or approximately 85 percent, to $262,038 for the nine month period ended September 30, 1997 from $1,803,443 for the comparable 1996 period. These changes were the result of the factors discussed above.

                          PART II - OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders

The sale of the Yorba Linda System was subject to the approval of the holders of a majority of the limited partnership interests in the Partnership. Limited partners of record at the close of business on April 30, 1997 were entitled to notice of, and to participate in, this vote of limited partners. A proxy statement dated May 9, 1997 was mailed to all limited partners of record as of April 30, 1997 in connection with this vote. Following are the final results of the vote of the limited partners:


       No. of
     Interests      Approved       Against       Abstained       Did Not Vote
    Entitled to   ------------    ---------      ---------       ------------
        Vote      No.       %     No.    %       No.     %       No.       %
    -----------   ---     ----    ---   ---      ---   ---       ---      ---

       19,785     11,383  57.5    89    0.4      92    0.5       8,221   41.6

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


Dated:  November 12, 1997