Form 10-K405
period 1997-12-31
JONES GROWTH PARTNERS II L P
filed 1998-03-26
CIK 857548

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1997
                                       OR
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

     Yes   X                                            No ___
          ---

State the aggregate market value of the voting stock held by non-affiliates of
the registrant:                          N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.     X
                                       ---


                   DOCUMENTS INCORPORATED BY REFERENCE:  None

          Certain information contained in this Form 10-K Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-K Report that address activities, events or developments that the Partnership or the General Partner expects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to a number of risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors.


                                    PART I.
                                    -------

                               ITEM 1.  BUSINESS
                               ------------------

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

          PROPOSED DISPOSITION OF THE YORBA LINDA SYSTEM. On August 16, 1996, the Partnership entered into an asset purchase agreement providing for the sale of the Yorba Linda System by the Partnership to an unaffiliated party (the "Purchaser") for a sales price of $36,000,000, subject to normal closing adjustments. The sale has been approved by the holders of a majority of the limited partnership interests in the Partnership. Closing was originally expected to occur prior to June 30, 1997; however, the Purchaser was unable to obtain by that date the approval from the City of Yorba Linda to the transfer of the Yorba Linda cable television franchise. The asset purchase agreement was amended to permit the Purchaser additional time to obtain the approval of the City of Yorba Linda. The City of Yorba Linda finally approved the the transfer of the Yorba Linda cable television system franchise to the Purchaser in March 1998, and closing of the sale now is anticipated to occur during the second quarter of 1998. Closing is subject to the satisfaction of a remaining condition, however, i.e., the termination or expiration of the statutory waiting period applicable to the asset purchase agreement and the transactions contemplated thereby under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Given the length of time from the date of contract to the closing, the Partnership and the Purchaser are required to refile under the Hart-Scott-Rodino Act of 1976, as amended.

          Upon the consummation of the proposed sale of the Yorba Linda System, the Partnership will repay its outstanding indebtedness, which totaled $12,150,500 at December 31, 1997, and then the Partnership will distribute the sale proceeds, net of closing adjustments, to its limited partners. Because limited partners will not receive distributions in an amount equal to 100 percent of the capital initially contributed to the Partnership by the limited partners plus an amount equal to 8 percent per annum, cumulative and noncompounded, on an amount equal to their initial capital contributions, the General Partner will not receive any general partner distribution from the sale proceeds if the Yorba Linda System is sold. Based upon financial information as of December 31, 1997, the distribution from the sale of the Yorba Linda System will provide the limited partners of the Partnership, as a group, an estimated $24,232,417 or from $1,172 to $1,281 for each $1,000 limited partnership interest from the net proceeds of the Yorba Linda System's sale. The specific amount of a limited partner's distribution will be dependent upon a limited partner's date of investment. The Partnership will be liquidated and dissolved upon the completion of the distribution from the sale of the Yorba Linda System.

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

          The Yorba Linda System offers tier services on an optional basis to its subscribers. A tier generally includes most of the cable networks such as Entertainment and Sports Programming Network (ESPN), Cable News Network (CNN), Turner Network Television (TNT), Family Channel, Discovery and others, and the cable television operators buy tier programming from these networks. The Yorba Linda System also offers a package that includes the basic service channels and the tier services.

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

          REVENUES. Monthly service fees for basic, tier and premium services constitute the major source of revenue for the Yorba Linda System. At December 31, 1997, the Yorba Linda System's monthly basic service rates ranged from $15.20 to $15.50, monthly basic and tier ("basic plus") service rate was $27.75 and monthly premium services ranged from $4.70 to $11.95 per premium service.
In addition, the Partnership earns revenues from the Yorba Linda System's pay-per-view programs and advertising fees. Related charges may include a nonrecurring installation fee that ranges from $10.00 to $20.00; however, from time to time the Yorba Linda System has followed the common industry practice of reducing or waiving the installation fee during promotional periods. Commercial subscribers such as hotels, motels and hospitals are charged a nonrecurring connection fee that usually covers the cost of installation. Except under the terms of certain contracts with commercial subscribers and residential apartment and condominium complexes, the subscribers are free to discontinue the service at any time without penalty. For the year ended December 31, 1997, of the total fees received by the Yorba Linda System, basic service and tier service fees accounted for approximately 67 percent of total revenues, premium service fees accounted for approximately 11 percent of total revenues, pay-per-view fees were approximately 2 percent of total revenues, advertising fees were approximately 6 percent of total revenues and the remaining 14 percent of total revenues came principally from equipment rentals, installation fees and program guide sales. The Partnership is dependent upon the timely receipt of service fees to provide for maintenance and replacement of plant and equipment, current operating expenses and other costs of the Yorba Linda System.

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

          The Partnership holds three franchises for the Yorba Linda System. The 1984 Cable Act prohibits franchising authorities from imposing annual franchise fees in excess of 5 percent of gross revenues and also permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

          The Partnership has never had a franchise revoked. The Partnership does not have any franchises that will expire prior to December 31, 1998.

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

          Traditional Overbuild.  Cable television franchises are not exclusive,
          ---------------------
so that more than one cable television system may be built in the same area (known as an "overbuild"), with potential loss of revenues to the operator of the original cable television system. Intercable has experienced overbuilds in connection with certain systems that it has owned or managed for limited partnerships, and currently there are overbuilds in certain of the systems owned or managed by Intercable. Constructing and developing a cable television system is a capital intensive process, and it is often difficult for a new cable system operator to create a marketing edge over the existing system. Generally, an overbuilder would be required to obtain franchises from the local governmental authorities, although in some instances, the overbuilder could be the local government itself. In any case, an overbuilder would be required to obtain programming contracts from entertainment programmers and, in most cases, would have to build a complete cable system, including headends, trunk lines and drops to individual subscribers homes, throughout the franchise areas.

          DBS.  High-powered direct-to-home satellites have made possible the
          ---
wide-scale delivery of programming to individuals throughout the United States using small roof-top or wall-mounted antennas. Several companies began offering direct broadcast satellite ("DBS") service over the last few years. Companies offering DBS service use video compression technology to increase channel capacity of their systems to 100 or more channels and to provide packages of movies, satellite network and other program services which are competitive to those of cable television systems. DBS faces technical and legal obstacles to offering its customers local broadcast programming, although at least one DBS provider is attempting to do so. In addition to emerging high-powered DBS competition, cable television systems face competition from a major medium-powered satellite distribution provider and several low-powered providers, whose service requires use of much larger home satellite dishes. Not all subscribers terminate cable television service upon acquiring a DBS system. The General Partner has observed that there are DBS subscribers that also elect to subscribe to cable television service in order to obtain the greatest variety of programming on multiple television sets, including local programming not available through DBS service. The ability of DBS service providers to compete successfully with the cable television industry will depend on, among other factors, the ability of DBS providers to overcome certain legal and technical hurdles and the availability of equipment at reasonable prices.

          Telephone and Utilities.  Federal cross-ownership restrictions
          -----------------------
historically limited entry by local telephone companies into the cable television business. The 1996 Telecommunications Act (the "1996 Telecom Act") eliminated this cross-ownership restriction, making it possible for companies with considerable resources to overbuild existing cable operators and enter the business. Several telephone companies have begun seeking cable television franchises from local governmental authorities and constructing cable television systems. The General Partner cannot predict at this time the extent of telephone company competition that will emerge. The entry of telephone companies as direct competitors, however, is likely to continue over the next several years and could adversely affect the profitability and market value of cable television systems. The entry of electric utility companies into the cable television business, as now authorized by the 1996 Telecom Act, could have a similar adverse effect. The local electric utility in the Washington D.C. area recently announced plans to participate in RCN, a planned video competitor.

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

          MMDS.  Cable television systems also compete with wireless program
          ----
distribution services such as multichannel, multipoint distribution service ("MMDS") systems, commonly called wireless cable, which are licensed to serve specific areas. MMDS uses low-power microwave frequencies to transmit television programming over-the-air to paying subscribers. The MMDS industry is less capital intensive than the cable television industry, and it is therefore more practical to construct MMDS systems in areas of lower subscriber penetration. Wireless cable systems are now in direct competition with cable television systems in several areas of the country, including the system in Pima County, Arizona owned by Intercable. Telephone companies have acquired or invested in wireless companies, and may use MMDS systems to provide services within their service areas in lieu of wired delivery systems. Enthusiasm for MMDS has waned in recent months, however, as Bell Atlantic and NYNEX have suspended their investment in two major MMDS companies. To date, the Partnership has not lost a significant number of subscribers, nor a significant amount of revenue, to MMDS operators competing with the Yorba Linda System. A series of actions taken by the FCC, however, including reallocating certain frequencies to the wireless services, are intended to facilitate the development of wireless cable television systems as an alternative means of distributing video programming. In addition, Local Multipoint Distribution Services ("LMDS"), could also pose a significant threat to the cable television industry, if and when it becomes established. The potential impact, however, of LMDS is difficult to assess due to the newness of the technology and the absence of any current fully operational LMDS systems.

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

          The 1996 Telecom Act requires the FCC to undertake a host of implementing rulemakings, the final outcome of which cannot yet be determined. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Partnership's operations, and there has been a recent increase in calls to maintain or even tighten cable regulation in the absence of widespread effective competition. This section briefly summarizes key laws and regulations affecting the operation of the Partnership's Yorba Linda System and does not purport to describe all present, proposed, or possible laws and regulations affecting the Partnership.

          Cable Rate Regulation.  The 1992 Cable Act imposed an extensive rate
          ---------------------
regulation regime on the cable television industry. Under that regime, all cable systems are subject to rate regulation, unless they face "effective competition" in their local franchise area. Federal law now defines "effective competition" on a community-specific basis as requiring either low penetration (less than 30 percent) by the incumbent cable operator, appreciable penetration (more than 15 percent) by competing multichannel video providers ("MVPs"), or the presence of a competing MVP affiliated with a local telephone company.

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

          The 1996 Telecom Act sunsets FCC regulation of CPST rates for all systems (regardless of size) on March 31, 1999. Certain critics of the cable television industry have called for a delay in the regulatory sunset and some have even urged more rigorous rate regulation in the interim, including a limit on operators passing through to their customers increased programming costs.
The 1996 Telecom Act also relaxes existing uniform rate requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

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

          Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. In July 1997, the Eighth Circuit Court of Appeals vacated certain aspects of the FCC's initial interconnection order. That decision is now on appeal to the U.S. Supreme Court.

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

          Under the 1996 Telecom Act, an LEC providing video programming to subscribers will be regulated as a traditional cable operator (subject to local franchising and federal regulatory requirements), unless the LEC elects to provide its programming via an "open video system" ("OVS"). To qualify for OVS status, the LEC must reserve two-thirds of the system's activated channels for unaffiliated entities. RCN and affiliates of local power companies recently have been certified to provide OVS service in areas encompassing Intercable's cable systems in Maryland and Virginia. This OVS potential competition is not yet operational.

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

          Pursuant to the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40 percent of its activated channel capacity to the carriage of affiliated national program services. A companion rule establishing a nationwide ownership cap on any cable operator equal to 30 percent of all domestic cable subscribers has been stayed pending further judicial review, although the FCC recently expressed an interest in reviewing and reimposing this limit.

          There are no federal restrictions on non-U.S. entities having an ownership interest in cable television systems or the FCC licenses commonly employed by such systems. Section 310(b)(4) of the Communications Act does, however, prohibit foreign ownership of FCC broadcast and telephone licenses, unless the FCC concludes that such foreign ownership is consistent with the public interest. The investment of BCI Telecom Holding Inc. ("BTH") in Intercable could, therefore, adversely affect any plan to acquire FCC broadcast or common carrier licenses. The Partnership, however, does not currently plan to acquire such licenses.

          Must Carry/Retransmission Consent.  The 1992 Cable Act contains
          ---------------------------------
broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years between requiring a cable system to carry the station ("must carry") or negotiating for payments for granting permission to the cable operator to carry the station ("retransmission consent"). Less popular stations typically elect "must carry," and more popular stations typically elect "retransmission consent." Must carry requests can dilute the appeal of a cable system's programming offerings, and retransmission consent demands may require substantial payments or other concessions. Either option has a potentially adverse affect on the Partnership's business. Additionally, cable systems are required to obtain retransmission consent for all "distant" commercial television stations (except for satellite-delivered independent "superstations" such as WGN). The burden associated with "must carry" may increase substantially if broadcasters proceed with planned conversion to digital transmission and the FCC determines that cable systems must carry all analogue and digital broadcasts in their entirety.

          Access Channels.  LFAs can include franchise provisions requiring
          ---------------
cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity (up to 15 percent in some cases) for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for use of the designated channel capacity, but use of commercial leased access channels has been relatively limited. The FCC released revised rules in February 1997 mandating a modest rate reduction. The reduction sparked some increase in part-time use, but did not make commercial leased access substantially more attractive to third party programmers. Certain of those programmers have now appealed the revised rules to the D.C. Court of Appeals. Should the courts and the FCC ultimately determine that an additional reduction in access rates is required, cable operators could lose programming control of a substantial number of cable channels.

          Access to Programming.  To spur the development of independent cable
          ---------------------
programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. There recently has been increased interest in further restricting the marketing practices of cable programmers, including subjecting programmers who are not affiliated with cable operators to all of the existing program access requirements.

          Other FCC Regulations.  In addition to the FCC regulations noted
          ---------------------
above, there are other FCC regulations covering such areas as equal employment opportunity, subscriber privacy, programming practices (including, among other things, syndicated program exclusivity, network program nonduplication, local sports blackouts, indecent programming, lottery programming, political programming, sponsorship identification, and children's programming advertisements), registration of cable systems and facilities licensing, maintenance of various records and public inspection files, frequency usage, lockbox availability, antenna structure notification, tower marking and lighting, consumer protection and customer service standards, technical standards, and consumer electronics equipment compatibility. Federal requirements governing Emergency Alert Systems and Closed Captioning adopted in 1997 will impose additional costs on the operation of cable systems. The FCC is currently considering whether cable customers must be allowed to purchase cable converters from third party vendors. If the FCC concludes that such distribution is required, and does not make appropriate allowances for signal piracy concerns, it may become more difficult for cable operators to combat theft of service. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

          Internet Access.  Many cable operators have begun offering high speed
          ---------------
internet service to their customers. At this time, there is no significant federal or local regulation of this service. However, as internet services develop, it is possible that new regulations could be imposed.

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

          The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing cable operations, service rates, franchise fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although LFAs have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, LFAs cannot insist on franchise fees exceeding 5 percent of the system's gross revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.

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


                              ITEM 2.  PROPERTIES
                              -------------------

          The Partnership acquired the Yorba Linda System in April 1992. The following sets forth (i) the monthly basic plus service rates charged to subscribers and (ii) the number of basic subscribers and pay units for the Yorba Linda System. The monthly basic service rates set forth herein represent, with respect to systems with multiple headends, the basic service rate charged to the majority of the subscribers within the Yorba Linda System. In cable television systems, basic subscribers can subscribe to more than one pay TV service. Thus, the total number of pay services subscribed to by basic subscribers are called pay units. As of December 31, 1997, the Yorba Linda System operated cable plant passing approximately 23,300 homes, with an approximate 75 percent penetration rate. Figures for numbers of subscribers, miles of cable plant and homes passed are compiled from the General Partner's records and may be subject to adjustments.

                                                  At December 31,
                                           -----------------------------
YORBA LINDA SYSTEM                           1997       1996       1995
------------------                         -------    -------    -------
Monthly basic plus service rate            $ 27.75    $ 26.50    $ 24.77
Basic subscribers                           17,530     17,173     16,611
Pay units                                   11,057     10,960     10,295


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


         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ------------------------------------------------------------

          None.


                                   PART II.
                                   --------

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
               -------------------------------------------------
                      AND RELATED SECURITY HOLDER MATTERS
                      -----------------------------------

          While the Partnership's interests are publicly held, there is no established public market for the interests, and it is not expected that such a market will develop in the future. As of February 16, 1998, the number of equity security holders in the Partnership was 2,302.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

                                                           For the Year Ended December 31,
                                         --------------------------------------------------------------------
                                             1997          1996          1995          1994          1993
                                         ------------  ------------  ------------  ------------  ------------
Revenues                                 $ 8,217,768   $ 7,696,684   $ 6,903,528   $ 6,345,871   $ 6,198,092
Depreciation and Amortization              3,707,100     3,948,250     3,654,998     3,444,027     3,287,050
Operating Loss                              (710,060)   (1,450,569)   (1,596,455)   (1,538,783)   (1,316,141)
Net Loss                                    (656,827)   (2,371,593)   (2,553,640)   (2,264,142)   (1,912,873)
Net Loss per Limited Partnership Unit         (32.87)      (118.67)      (127.78)      (113.29)       (95.72)
Weighted Average Number of Limited
  Partner Units Outstanding                   19,785        19,785        19,785        19,785        19,785
General Partner's Deficit                   (108,633)     (102,065)      (78,349)      (52,813)      (30,172)
Limited Partners' Capital                  6,225,944     6,876,203     9,224,080    11,752,184    13,993,685
Total Assets                              19,023,585    20,463,992    22,683,846    23,964,837    26,502,620
Credit Facility and Other Debt            12,150,500    12,821,077    12,754,960    11,247,350    11,547,919
General Partner Advances                           -             -             -        71,270             -


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
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

FINANCIAL CONDITION
-------------------

          On August 16, 1996, the Partnership entered into an asset purchase agreement providing for the sale of the Yorba Linda System by the Partnership to an unaffiliated party (the "Purchaser") for a sales price of $36,000,000, subject to normal closing adjustments. The sale has been approved by the holders of a majority of the limited partnership interests in the Partnership. Closing was originally expected to occur prior to June 30, 1997; however, the Purchaser was unable to obtain by that date the approval from the City of Yorba Linda to the transfer of the Yorba Linda cable television franchise. The asset purchase agreement was amended to permit the Purchaser additional time to obtain the approval of the City of Yorba Linda. The City of Yorba Linda finally approved the transfer of the Yorba Linda cable television franchise to the Purchaser in March 1998, and closing of the sale is anticipated to occur during the second quarter of 1998. Closing is subject to the satisfaction of a remaining condition, however, i.e., the termination or expiration of the statutory waiting period applicable to the asset purchase agreement and the transactions contemplated thereby under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Given the length of time from the date of contract to the closing, the Partnership and the Purchaser are required to refile under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended.

          Upon the consummation of the proposed sale of the Yorba Linda System, the Partnership will repay its outstanding indebtedness, which totaled $12,150,500 at December 31, 1997, and then the Partnership will distribute the sale proceeds, net of closing adjustments, to its limited partners. Because limited partners will not receive distributions in an amount equal to 100 percent of the capital initially contributed to the Partnership by the limited partners plus an amount equal to 8 percent per annum, cumulative and noncompounded, on an amount equal to their initial capital contributions, the General Partner will not receive a General Partner distribution from the sale proceeds if the Yorba Linda System is sold. Based upon financial information as of December 31, 1997, the distribution from the sale of the Yorba Linda System will provide the limited partners of the Partnership, as a group, an estimated $24,232,417 or from $1,172 to $1,281 for each $1,000 limited partnership interest from the net proceeds of the Yorba Linda System's sale. The specific amount of a limited partner's distribution will be dependent upon a limited partner's date of investment. The Partnership will be liquidated and dissolved upon the completion of the distribution from the sale of the Yorba Linda System.

          For the year ended December 31, 1997, the Partnership generated net cash from operating activities totaling $2,868,668 which is available to fund capital expenditures and non-operating costs. The Partnership's capital expenditures for 1997 totaled approximately $1,713,000. Approximately 35 percent of these expenditures was for the construction of service drops to subscribers homes. Approximately 17 percent of these expenditures was for new plant construction related to new homes passed and approximately 12 percent of these expenditures was for the purchase of converters. The remainder of the expenditures was used to maintain the value of the Yorba Linda System. Such expenditures were funded from cash generated from operations. Budgeted capital expenditures for 1998 are expected to be approximately $768,400 and will be financed principally from cash on hand and cash generated from operations. As a result of the pending sale of the Yorba Linda System, capital expenditures for 1998 will be only for various enhancements necessary to maintain the value of the Yorba Linda System until it is sold. Depending upon the timing of the closing of the sale of the Yorba Linda System, the Partnership likely will make only the portion of budgeted capital expenditures scheduled to be made during the Partnership's continued ownership of the Yorba Linda System.

          As of December 31, 1997, $12,150,500 was outstanding under the Partnership's term loan agreement, which is payable in 24 consecutive quarterly installments that began on March 31, 1997 with a final maturity date of December 31, 2002. A total of $639,500 in principal payments was paid as of December 31, 1997 and were funded primarily from cash generated from operations. A total of $1,279,000 in principal payments is due in 1998 and will be funded primarily from cash generated from operations. The loan will be repaid in full when the Yorba Linda System is sold. Generally, the interest on the outstanding principal balance is at the Partnership's option of the Prime rate plus 1/4 percent to 1/2 percent, or the Eurodollar option plus 1-1/4 percent to 1-1/2 percent, depending upon the ratio of the partnership debt to operating cash flow. The effective interest rates on amounts outstanding as of December 31, 1997 and 1996 were 7.16 percent and 6.75 percent, respectively.

          The Partnership will rely on cash on hand, cash generated from operations and, if necessary, and in its discretion, advances from the General Partner to fund capital expenditures and other liquidity needs of the Partnership for the next year.

Year 2000 Issue
---------------

          The Year 2000 issue is the result of many computer programs being written such that they will malfunction when reading a year of "00." This problem could cause system failure or miscalculations causing disruptions of business processes.

          The General Partner has initiated an assessment of its computer applications to determine the extent of the problem. Based on this assessment, the General Partner has determined that the majority of its computer applications supporting business processes, including accounting and billing, are designed to handle the Year 2000 appropriately.

          The General Partner is currently focusing its efforts on the impact of the Year 2000 issue on service delivery. The General Partner has established an internal team to address this issue. The General Partner is identifying and testing all date-sensitive equipment involved in delivering service to the Partnership's customers. In addition, the General Partner will assess its options regarding repair or replacement of affected equipment during this testing. The General Partner currently has no definitive estimate of the cost or the extent of the impact, if any, this problem will have on service delivery; however, the General Partner does not believe that the impact will be material. The General Partner anticipates completion of its testing in 1998, at which time it will determine the financial impact on the Partnership. The General Partner expects that the financial impact on the Partnership of the Year 2000 issue likely will not be material because the General Partner anticipates that the Partnership will be liquidated before the year 2000.

RESULTS OF OPERATIONS
---------------------

1997 Compared to 1996-

          Revenues of the Partnership increased $521,084, or approximately 7 percent, to $8,217,768 in 1997 compared to $7,696,684 in 1996. The increase in revenues was primarily due to basic service rate increases and an increase in the number of basic subscribers. Basic service rate increases accounted for approximately 35 percent of the increase in revenues and an increase in the number of basic subscribers accounted for approximately 26 percent of the increase in revenues for the year ended December 31, 1997. The number of basic subscribers increased 357, or approximately 2 percent, to 17,530 subscribers at December 31, 1997 from 17,173 subscribers at December 31, 1996. An increase in converter and cable remote rental revenues accounted for approximately 15 percent of the increase in revenues. No other individual factor was significant to the increase in revenues.

          Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

          Operating expenses increased $10,810, or less than 1 percent, to $4,295,745 in 1997 from $4,284,935 in 1996. Operating expenses represented approximately 52 percent and 56 percent of revenues in 1997 and 1996, respectively.

          The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $510,274, or approximately 15 percent, to $3,922,023 in 1997 from $3,411,749 in 1996. The increase was due to the increase in revenues exceeding the increase in operating expenses.

          Management fees and allocated overhead from the General Partner increased $10,915, or approximately 1 percent, to $924,983 in 1997 from $914,068 in 1996. This increase was primarily a result of the increase in revenues, upon which such management fees are based, which was partially offset by a decrease in allocated overhead from the General Partner.

          Depreciation and amortization expense decreased $241,150, or approximately 6 percent, to $3,707,100 in 1997 from $3,948,250 in 1996. This decrease in depreciation and amortization expense was due to the maturation of a portion of the Partnership's depreciable asset base.

          Operating loss decreased $740,509, or approximately 51 percent, to $710,060 in 1997 from $1,450,569 in 1996. This decrease was due to the increase in operating cash flow and the decrease in depreciation and amortization expense.

          Interest expense decreased $51,165, or approximately 6 percent, to $853,502 in 1997 from $904,667 in 1996. The decrease was primarily due to lower outstanding balances on interest bearing obligations during 1997.

          The Partnership reported other income of $906,735 in 1997 compared to other expense of $16,357 in 1996. This change was a result of a property tax refund received in 1997.

          Net loss decreased $1,714,766, or approximately 72 percent, to $656,827 in 1997 from $2,371,593 in 1996. This change was a result of the factors discussed above.

1996 Compared to 1995-

          Revenues of the Partnership increased $793,156, or approximately 11 percent, to $7,696,684 in 1996 compared to $6,903,528 in 1995. The increase in revenues was primarily due to basic service rate increases and an increase in the number of basic subscribers. Basic service rate increases accounted for approximately 35 percent of the increase in revenues and an increase in the number of basic subscribers accounted for approximately 21 percent of the increase in revenues for the year ended December 31, 1996. The number of basic subscribers increased 562, or approximately 3 percent, to 17,173 subscribers at December 31, 1996 from 16,611 subscribers at December 31, 1995. An increase in converter and cable remote rental revenues accounted for approximately 19 percent of the increase in revenues. No other individual factor was significant to the increase in revenues.

          Operating expenses increased $276,768, or approximately 7 percent, to $4,284,935 in 1996 from $4,008,167 in 1995. Operating expenses represented approximately 56 percent and 58 percent of revenues in 1996 and 1995, respectively. The increase in operating expenses was primarily due to increases in programming costs. No other individual factor significantly affected the increase in operating expenses.

          Operating cash flow increased $516,388, or approximately 18 percent, to $3,411,749 in 1996 from $2,895,361 in 1995. The increase was due to the increase in revenues exceeding the increase in operating expenses.

          Management fees and allocated administrative costs from the General Partner increased $77,250, or approximately 9 percent, to $914,068 in 1996 from $836,818 in 1995. This increase was primarily a result of the increase in revenues, upon which such management fees and allocated administrative costs are based.

          Depreciation and amortization expense increased $293,252, or approximately 8 percent, to $3,948,250 in 1996 from $3,654,998 in 1995. This increase in depreciation and amortization expense was attributable to additions to the Partnership's depreciable asset base.

          Operating loss decreased $145,886, or approximately 9 percent, to $1,450,569 in 1996 from $1,596,455 in 1995. This decrease was due to the increase in operating cash flow exceeding the increases in depreciation and amortization expense.

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


ITEM 8.  FINANCIAL STATEMENTS
-----------------------------

          The audited financial statements for the Partnership for the year ended December 31, 1997 follow.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------


To the Partners of Jones Growth Partners II L.P.:

          We have audited the accompanying balance sheets of Jones Growth Partners II L.P. (a Colorado limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital (deficit) and cash flows for the three years in the period ended December 31, 1997. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jones Growth Partners II L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                 ARTHUR ANDERSEN LLP



Denver, Colorado,
 March 13, 1998.

                         JONES GROWTH PARTNERS II L.P.
                         -----------------------------
                            (A Limited Partnership)

                                BALANCE SHEETS
                                --------------

                                                                December 31,
                                                         --------------------------
                  ASSETS                                     1997          1996
                  ------                                 ------------  ------------
CASH                                                     $   692,589   $   210,331

TRADE RECEIVABLES, less allowance
  for doubtful receivables of $14,081 and $32,132 at
  December 31, 1997 and 1996, respectively                   179,261       180,326

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                  19,916,370    18,203,037
  Less - accumulated depreciation                         (8,649,910)   (6,660,530)
                                                         -----------   -----------
                                                          11,266,460    11,542,507

  Franchise costs and other intangible assets, net of
    accumulated amortization of $11,212,324 and
    $9,587,058 at December 31, 1997 and 1996,
    respectively                                           6,678,064     8,300,830
                                                         -----------   -----------

      Total investment in cable television properties     17,944,524    19,843,337

DEBT PLACEMENT COSTS, net of accumulated
  amortization of $213,332 and $175,960 at
  December 31, 1997 and 1996, respectively                  70,073       107,445

DEPOSITS, PREPAID EXPENSES AND OTHER                         137,138       122,553
                                                         -----------   -----------

      Total assets                                       $19,023,585   $20,463,992
                                                         ===========   ===========

                The accompanying notes to financial statements
                 are an integral part of these balance sheets.

                         JONES GROWTH PARTNERS II L.P.
                         -----------------------------
                            (A Limited Partnership)

                                BALANCE SHEETS
                                --------------

                                                                 December 31,
                                                         --------------------------
    LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)              1997           1996
                                                         ------------   -----------
LIABILITIES:
 Credit facility and other debt                          $ 12,150,500   $12,821,077
 Trade accounts payable and accrued liabilities               488,610       546,347
 Subscriber prepayments and deposits                          267,164       322,430
                                                         ------------   -----------

    Total liabilities                                      12,906,274    13,689,854
                                                         ------------   -----------

COMMITMENTS AND CONTINGENCIES (NOTE 7)

PARTNERS' CAPITAL (DEFICIT):
 General Partner-
  Contributed capital                                           1,000         1,000
  Accumulated deficit                                        (109,633)     (103,065)
                                                         ------------   -----------

                                                             (108,633)     (102,065)
                                                         ------------   -----------

 Limited Partners-
  Contributed capital, net of related
   commissions, syndication costs and
   interest distribution (19,785 units outstanding
   at December 31, 1997 and 1996, respectively)            16,746,882    16,746,882
  Accumulated deficit                                     (10,520,938)   (9,870,679)
                                                         ------------   -----------

                                                            6,225,944     6,876,203
                                                         ------------   -----------

    Total partners' capital (deficit)                       6,117,311     6,774,138
                                                         ------------   -----------

    Total liabilities and partners' capital (deficit)    $ 19,023,585   $20,463,992
                                                         ============   ===========

                The accompanying notes to financial statements
                 are an integral part of these balance sheets.

                         JONES GROWTH PARTNERS II L.P.
                         -----------------------------
                            (A Limited Partnership)

                           STATEMENTS OF OPERATIONS
                           ------------------------

                                                    For the Year Ended
                                                        December 31,
                                           --------------------------------------
                                              1997          1996          1995
                                           ----------   -----------   -----------
REVENUES                                   $8,217,768   $ 7,696,684   $ 6,903,528

COSTS AND EXPENSES:
 Operating expenses                         4,295,745     4,284,935     4,008,167
 Management fees to the General Partner
  and allocated overhead from
  Jones Intercable, Inc.                      924,983       914,068       836,818
 Depreciation and amortization              3,707,100     3,948,250     3,654,998
                                           ----------   -----------   -----------

OPERATING LOSS                               (710,060)   (1,450,569)   (1,596,455)

OTHER INCOME (EXPENSE):
 Interest expense                            (853,502)     (904,667)     (959,284)
 Other, net                                   906,735       (16,357)        2,099
                                           ----------   -----------   -----------

     Total other income (expense)              53,233      (921,024)     (957,185)
                                           ----------   -----------   -----------

NET LOSS                                   $ (656,827)  $(2,371,593)  $(2,553,640)
                                           ==========   ===========   ===========

ALLOCATION OF NET LOSS:
 General Partner                           $   (6,568)  $   (23,716)  $   (25,536)
                                           ==========   ===========   ===========

 Limited Partners                          $ (650,259)  $(2,347,877)  $(2,528,104)
                                           ==========   ===========   ===========

NET LOSS PER LIMITED
 PARTNERSHIP UNIT                          $   (32.87)     $(118.67)     $(127.78)
                                           ==========   ===========   ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
 PARTNERSHIP UNITS OUTSTANDING                 19,785        19,785        19,785
                                           ==========   ===========   ===========

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

                         JONES GROWTH PARTNERS II L.P.
                         -----------------------------
                            (A Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                   -----------------------------------------

                                           For the Year Ended
                                               December 31,
                                  --------------------------------------
                                     1997          1996          1995
                                  ----------   -----------   -----------
GENERAL PARTNER:
  Balance, beginning of year      $ (102,065)  $   (78,349)  $   (52,813)
  Net loss for the year               (6,568)      (23,716)      (25,536)
                                  ----------   -----------   -----------

  Balance, end of year            $ (108,633)  $  (102,065)  $   (78,349)
                                  ==========   ===========   ===========

LIMITED PARTNERS:
  Balance, beginning of year      $6,876,203   $ 9,224,080   $11,752,184
  Net loss for the year             (650,259)   (2,347,877)   (2,528,104)
                                  ----------   -----------   -----------

  Balance, end of year            $6,225,944   $ 6,876,203   $ 9,224,080
                                  ==========   ===========   ===========

                The accompanying notes to financial statements
                   are an integral part of these statements.

                         JONES GROWTH PARTNERS II L.P.
                         -----------------------------
                            (A Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                                                                              For the Year Ended
                                                                                                  December 31,
                                                                                    ---------------------------------------
                                                                                        1997          1996          1995
                                                                                    -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                          $  (656,827)  $(2,371,593)  $(2,553,640)
  Adjustments to reconcile net loss
    to net cash provided by operating activities:
      Depreciation and amortization                                                   3,707,100     3,948,250     3,654,998
      Amortization of interest rate protection contract                                       -             -        22,628
      Decrease in trade accounts receivable                                               1,065        55,641       102,924
      Decrease (increase) in deposits, prepaid expenses and other                       (69,667)       61,028        (3,773)
      Increase (decrease) in trade accounts payable and accrued
        liabilities and subscriber prepayments and deposits                            (113,003)       85,622      (234,961)
                                                                                    -----------   -----------   -----------

          Net cash provided by operating activities                                   2,868,668     1,778,948       988,176
                                                                                    -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Franchise renewal costs                                                                (2,500)            -             -
  Purchase of plant and equipment, net                                               (1,713,333)   (1,694,997)   (2,496,654)
                                                                                    -----------   -----------   -----------

          Net cash used in investing activities                                      (1,715,833)   (1,694,997)   (2,496,654)
                                                                                    -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                               24,559       199,517     2,196,455
  Repayment of borrowings                                                              (695,136)     (133,400)     (688,845)
                                                                                    -----------   -----------   -----------

          Net cash provided by (used in) financing activities                          (670,577)       66,117     1,507,610
                                                                                    -----------   -----------   -----------

INCREASE (DECREASE) IN CASH                                                             482,258       150,068          (868)

CASH, BEGINNING OF YEAR                                                                 210,331        60,263        61,131
                                                                                    -----------   -----------   -----------

CASH, END OF YEAR                                                                   $   692,589   $   210,331   $    60,263
                                                                                    ===========   ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                                     $   944,736   $   953,526   $   927,817
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

          Cable Television System Sale
          ----------------------------

          On August 16, 1996, the Partnership entered into an asset purchase agreement providing for the sale of the Yorba Linda System by the Partnership to an unaffiliated party (the "Purchaser") for a sales price of $36,000,000, subject to normal closing adjustments. The sale has been approved by the holders of a majority of the limited partnership interests in the Partnership. Closing was originally expected to occur prior to June 30, 1997; however, the Purchaser was unable to obtain by that date the approval from the City of Yorba Linda to the transfer of the Yorba Linda cable television franchise. The asset purchase agreement was amended to permit the Purchaser additional time to obtain the approval of the City of Yorba Linda. The City of Yorba Linda finally approved the transfer of the Yorba Linda cable television franchise to the Purchaser in March 1998, and closing of the sale is anticipated to occur during the second quarter of 1998. Closing is subject to the satisfaction of a remaining condition, however, i.e., the termination or expiration of the statutory waiting period applicable to the asset purchase agreement and the transactions contemplated thereby under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Given the length of time from the date of contract to the closing, the Partnership and the Purchaser are required to refile under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended.

          Upon the consummation of the proposed sale of the Yorba Linda System, the Partnership will repay its outstanding indebtedness, which totaled $12,150,500 at December 31, 1997, and then the Partnership will distribute the sale proceeds, net of closing adjustments, to its limited partners. Because limited partners will not receive distributions in an amount equal to 100 percent of the capital initially contributed to the Partnership by the limited partners plus an amount equal to 8 percent per annum, cumulative and noncompounded, on an amount equal to their initial capital contributions, the General Partner will not receive a General Partner distribution from the sale proceeds if the Yorba Linda System is sold. Based upon financial information as of December 31, 1997, the distribution from the sale of the Yorba Linda System will provide the limited partners of the Partnership, as a group, an estimated $24,232,417 or from $1,172 to $1,281 for each $1,000 limited partnership interest from the net proceeds of the Yorba Linda System's sale. The specific amount of a limited partner's distribution will be dependent upon a limited partner's date of investment. The Partnership will be liquidated and dissolved upon the completion of the distribution from the sale of the Yorba Linda System.

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

          Property, Plant and Equipment
          -----------------------------

          Depreciation of property, plant and equipment is provided using the straight-line method over the following estimated service lives:

               Cable distribution systems         5 - 15 years
               Equipment and tools                5 -  7 years
               Office furniture and equipment     3 -  5 years
               Buildings                              30 years
               Vehicles                           3 -  4 years

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

          Intangible Assets
          -----------------

          Costs assigned to intangible assets are being amortized using the straight-line method over the following remaining estimated useful lives:

               Franchise costs                                       2 - 5 years
               Subscriber lists                                          1 year
               Costs in excess of interests in net assets purchased     34 years

          Revenue Recognition
          -------------------

          Subscriber prepayments are initially deferred and recognized as revenue when earned.

          Reclassifications
          -----------------

          Certain prior year amounts have been reclassified to conform to the 1997 presentation.

(3)       TRANSACTIONS WITH THE GENERAL PARTNER AND CERTAIN OF ITS AFFILIATES:
          -------------------------------------------------------------------

          Management Fees, Distribution Ratios and Reimbursements
          -------------------------------------------------------

          The General Partner manages the Partnership and receives a fee for its services equal to five percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Partnership for the years ended December 31, 1997, 1996 and 1995 were $410,888, $384,834 and $345,176, respectively.

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

          The Partnership reimburses the General Partner and certain of its affiliates for certain allocated general and administrative costs. These expenses represent the salaries and related benefits paid for corporate personnel, office rent and related facilities expense. Such personnel provide engineering, marketing, administrative, accounting, legal, and investor relations services to the Partnership. Such services, and their related costs, are necessary to the operation of the Partnership and would have been incurred by the Partnership, if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner and certain of its affiliates with respect to each partnership managed. Remaining expenses are allocated based upon the pro rata relationship of the Partnership's revenues to the total revenues of all cable television systems owned or managed by the General Partner and certain of its affiliates. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating general and administrative costs is reasonable. Reimbursements by the Partnership to the General Partner for allocated general and administrative costs for the years ended December 31, 1997, 1996 and 1995 were $514,095, $529,234 and $491,642, respectively.

          The Partnership is charged interest at a rate which approximates the General Partner's weighted average cost of borrowing on any amounts due the General Partner. No interest was charged to the Partnership by the General Partner in 1997 and 1996. Interest charged to the Partnership by the General Partner totaled $10,802 during 1995.

          Payments to/from Affiliates for Programming Services
          ----------------------------------------------------

          The Partnership receives or has received programming from Knowledge TV, Inc., Jones Computer Networks, Ltd., Great American Country, Inc. and Product Information Network, all of which are affiliates of Intercable.

          Payments to Knowledge TV, Inc. for the years ended December 31, 1997, 1996 and 1995 totaled $12,730, $11,408 and $10,072, respectively. Payments to Jones Computer Networks, Ltd., whose service was discontinued in April 1997, for the years ended December 31, 1997, 1996 and 1995 totaled $8,430, $22,704 and $20,037, respectively. Payments to Great American Country, Inc., which initiated service in 1996, totaled $13,460 and $14,534 in 1997 and 1996, respectively.

          The Partnership receives a commission from Product Information Network based on a percentage of advertising revenue and number of subscribers. Product Information Network paid commissions to the Partnership totaling $25,117, $17,958 and $14,601 for the years ended December 31, 1997, 1996 and 1995, respectively.

(4)       PROPERTY, PLANT AND EQUIPMENT:
          -----------------------------

          Property, plant and equipment as of December 31, 1997 and 1996, consisted of the following:

                                                         1997         1996
                                                     -----------   -----------

               Cable distribution system             $18,075,204   $16,754,013
               Equipment and tools                       901,956       882,404
               Office furniture and equipment            572,536       231,780
               Buildings                                   9,568         7,093
               Vehicles                                  357,106       327,747
                                                     -----------   -----------

                                                      19,916,370    18,203,037

                 Less:  accumulated depreciation      (8,649,910)   (6,660,530)
                                                     -----------   -----------

                                                     $11,266,460   $11,542,507
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

(6)       DEBT:
          ----

          As of December 31, 1997, $12,150,500 was outstanding under the Partnership's term loan agreement, which is payable in 24 consecutive quarterly installments that began on March 31, 1997 with a final maturity date of December 31, 2002. A total of $639,500 in principal payments was paid as of December 31, 1997 and were funded primarily from cash generated from operations. A total of $1,279,000 in principal payments is due in 1998 and will be funded primarily from cash generated from operations. The loan will be repaid in full when the Yorba Linda System is sold. Generally, the interest on the outstanding principal balance is at the Partnership's option of the Prime rate plus 1/4 percent to 1/2 percent, or the Eurodollar option plus 1-1/4 percent to 1-1/2 percent, depending upon the ratio of the partnership debt to operating cash flow. The effective interest rates on amounts outstanding as of December 31, 1997 and 1996 were 7.16 percent and 6.75 percent, respectively.

          The Partnership's debt consists of the following:

                                                       December 31,
                                                ------------------------
                                                   1997         1996
                                                -----------  -----------

               Lending institutions-
                Term loan facility              $12,150,500  $12,790,000

               Capitalized lease obligations              -       31,077
                                                -----------  -----------

                                                $12,150,500  $12,821,077
                                                ===========  ===========

          Maturities of the revolving credit and term loan facility and capital lease obligations for each of the five years in the period ended December 31, 2002 and thereafter are as follows:

               1998                    $1,279,000
               1999                     1,918,500
               2000                     2,558,000
               2001                     3,197,500
               2002                     3,197,500
            Thereafter                       -
                                       ----------

                                       $12,150,500
                                       ===========

          At December 31, 1997, the carrying amount of the Partnership's long-term debt did not differ significantly from the estimated fair value of the financial instruments. The fair value of the Partnership's long-term debt is estimated based on the discounted amount of future debt service payments using rates of borrowing for a liability of similar risk.

(7)       COMMITMENTS AND CONTINGENCIES:
          -----------------------------

          The Partnership rents office and other facilities under various long-term lease arrangements. Rent paid under such lease arrangements totaled $79,528, $91,128 and $67,319 for the years ended December 31, 1997, 1996 and
1995, respectively. Future minimum lease payments, as of December 31, 1997, under noncancelable operating leases for each of the five years in the period ending December 31, 2002, and thereafter are as follows:

               1998                           $ 2,683
               1999                             2,683
               2000                             2,683
               2001                             2,138
               2002                               500
            Thereafter                            500
                                              -------

       Total future minimum lease payments    $11,187
                                              =======

(8)       SUPPLEMENTARY PROFIT AND LOSS INFORMATION:
          -----------------------------------------

Supplementary profit and loss information is presented below:

                                             Year Ended December 31,
                                       ----------------------------------
                                          1997        1996        1995
                                       ----------  ----------  ----------

Maintenance and repairs                $   57,498  $   54,488  $   56,020
                                       ==========  ==========  ==========

Taxes, other than income and
  payroll taxes                        $  166,731  $  243,492  $  377,866
                                       ==========  ==========  ==========

Advertising costs                      $   35,695  $   56,369  $   65,335
                                       ==========  ==========  ==========

Depreciation of property,
  plant and equipment                  $2,039,518  $1,975,441  $1,549,530
                                       ==========  ==========  ==========

Amortization of intangible assets      $1,667,582  $1,972,809  $2,105,468
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

          Name                  Age  Positions with the General Partner
          ----                  ---  ----------------------------------
          Glenn R. Jones        68   Chairman of the Board and Chief Executive Officer
          James B. O'Brien      48   President
          Ruth E. Warren        48   Vice President/Operations
          Elizabeth M. Steele   46   Vice President and Secretary
          Kevin P. Coyle        46   Vice President/Finance
          Larry W. Kaschinske   38   Controller


          Mr. Glenn R. Jones has served as Chief Executive Officer of the General Partner since its inception in November 1988. Mr. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of Jones Intercable, Inc. since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of the subsidiaries of Jones Intercable, Inc. and of certain other affiliates of Jones Intercable, Inc.. Mr. Jones has been involved in the cable television business in various capacities since 1961, is a member of the Board of Directors and the Executive Committee of the National Cable Television Association. In addition, Mr. Jones is a member of the Board of Governors for the American Society for Training and Development, and a member of the Board of Education Council of the National Alliance of Business. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress. Mr. Jones has been the recipient of several awards including the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the President's Award from the Cable Television Public Affairs Association in recognition of Jones International's educational efforts through Mind Extension University (now Knowledge TV); the Donald G. McGannon Award for the advancement of minorities and women in cable from the United Church of Christ Office of Communications; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; the Cableforce 2000 Accolade awarded by Women in Cable in recognition of the General Partner's innovative employee programs; the Most Outstanding Corporate Individual Achievement Award from the International Distance Learning Conference for his contributions to distance education; the Golden Plate Award from the American Academy of Achievement for his advances in distance education; the Man of the Year named by the Denver chapter of the Achievement Rewards for College Scientists; and in 1994 Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame.

          Mr. James B. O'Brien was appointed President of the General Partner in January 1995. Mr. O'Brien joined Jones Intercable, Inc. in January 1982. Prior to being elected President and a Director of Jones Intercable, Inc. in December 1989, Mr. O'Brien served as a division manager, director of operations planning/assistant to the CEO, Fund Vice President and Group Vice President/Operations. Mr. O'Brien was appointed to Jones Intercable, Inc.'s Executive Committee in August 1993. As President, he is responsible for the day-to-day operations of the cable television systems managed and owned by Jones Intercable, Inc. Mr. O'Brien is a board member of Cable Labs, Inc., the research arm of the U.S. cable television industry. He also serves as Chairman of the Board of Directors of the Cable Television Administration and Marketing Association and as a director and member of the Executive Committee of the Walter Kaitz Foundation, a foundation that places people of ethnic minority groups in positions with cable television systems, networks and vendor companies.

          Ms. Ruth E. Warren, the General Partner's Vice President/Operations, joined Jones Intercable, Inc. in August 1980 and has served in various operational capacities, including system manager and Fund Vice President, since then. Ms. Warren was elected Group Vice President/Operations of Jones Intercable, Inc. in September 1990.

          Ms. Elizabeth M. Steele, the General Partner's Vice President and Secretary, joined Jones Intercable, Inc. in August 1987 as Vice President/General Counsel and Secretary. From August 1980 until joining Jones Intercable, Inc., Ms. Steele was an associate and then a partner at the Denver law firm of Davis, Graham & Stubbs, which serves as counsel to Jones Intercable, Inc..

          Mr. Kevin P. Coyle was appointed Vice President/Finance of the General Partner in March 1995. Mr. Coyle joined The Jones Group, Ltd. in July 1981 as Vice President/Financial Services. In September 1985, he was appointed Senior Vice President/Financial Services. He was elected Treasurer of Jones Intercable, Inc. in August 1987, Vice President/Treasurer in April 1988 and Group Vice President/Finance and Chief Financial Officer in October 1990.

          Mr. Larry Kaschinske was appointed Controller of the General Partner in March 1995. Mr. Kaschinske joined Jones Intercable, Inc. in 1984 as a staff accountant in Jones Intercable, Inc.'s former Wisconsin Division; was promoted to Assistant Controller in 1990 and named Controller in August 1994.


                       ITEM 11.  EXECUTIVE COMPENSATION
                       --------------------------------

          The Partnership has no employees; however, various personnel are required to operate the Yorba Linda System. Such personnel are employed by Intercable and, pursuant to the terms of the limited partnership agreement of the Partnership, the cost of such employment is charged by Intercable to the Partnership as a direct reimbursement item. See Item 13.

    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS
    ----------------------------------------------------------------------

          As of February 16, 1998, no person or entity owned more than 5 percent of the limited partnership interests of the Partnership, except for the Naomi Ruth Wilden Trust, which owned 1,000 units of limited partnership interests, representing 5.05 percent of the outstanding limited partnership interests.


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

TRANSACTIONS WITH THE GENERAL PARTNER

          The General Partner charges a 5 percent management fee, and the Partnership reimburses Intercable, the parent of the General Partner, for certain allocated overhead and administrative expenses. These expenses represent the salaries and benefits paid to corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Partnership's revenues to the total revenues of all systems owned or managed by Intercable or its affiliates. Systems owned by Intercable and all other systems owned by partnerships for which Intercable serves as general partner, are also allocated a proportionate share of these expenses.

          Intercable also advances funds to the Partnership from time to time and charges interest on the balance payable. The interest rate charged approximates Intercable's weighted average cost of borrowing.

TRANSACTIONS WITH AFFILIATES

          Knowledge TV, Inc., a company owned 67 percent by Jones Education Group, Ltd., 7 percent by Mr. Jones and 26 percent by Intercable, operates the television network JEC Knowledge TV. JEC Knowledge TV provides programming related to computers and technology; business, careers and finance; health and wellness; and global culture and languages. Knowledge TV, Inc. sells its programming to the Yorba Linda System.

          Jones Computer Network, Ltd., a wholly owned subsidiary of Jones Education Group, Ltd., a company owned 64 percent by Jones International, Ltd., 16 percent by Intercable, 12 percent by BTH and 8 percent by Mr. Jones, operated the television network, Jones Computer Network. This network provided programming focused primarily on computers and technology. Jones Computer Network sold its programming to the Yorba Linda System. Jones Computer Network, Ltd. terminated its programming in April 1997.

          The Great American Country network provides country music video programming to certain cable television systems owned or managed by Intercable. This network, owned and operated by Great American Country, Inc., a subsidiary of Jones International Networks, Ltd., an affiliate of International, commenced service in 1996 in the Yorba Linda System.

          The Product Information Network Venture (the "PIN Venture") is a venture among a subsidiary of Jones International Networks, Ltd., an affiliate of International, and two unaffiliated cable system operators. The PIN Venture operates the Product Information Network ("PIN"), which is a 24-hour network that airs long-form advertising generally known as "infomercials." The PIN Venture generally makes incentive payments of approximately 60 percent of its net advertising revenue to the cable systems that carry its programming. Most of Intercable's owned and managed systems carry PIN for all or part of each day. Revenues received by the Partnership from the PIN Venture relating to the Yorba Linda System totaled approximately $25,117 for the year ended December 31, 1997.

          The charges to the Partnership for related party transactions are as follows for the periods indicated:

                                              For the Year Ended December 31,
                                            ----------------------------------
                                              1997         1996         1995
                                            --------     --------     --------
Management fees                             $410,888     $384,834     $345,176
Allocation of expenses                       514,095      529,234      491,642
Amount of advances outstanding                     0            0            0
Highest amount of advances outstanding             0            0      266,281
Programming fees:
       Knowledge TV, Inc.                     12,730       11,408       10,072
       Jones Computer Network, Ltd.            8,430       22,704       20,037
       Great American Country                 13,460       14,534            0

                                   PART IV.
                                   --------

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
   -------------------------------------------------------------------------

(a)  1.      See index to financial statements for the list of financial
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

                                          JONES GROWTH PARTNERS II L.P.
                                          a Colorado limited partnership
                                          By:  Jones Spacelink Cable Corporation


                                          By:  /s/ Glenn R. Jones
                                              ------------------
                                              Glenn R. Jones
                                              Chairman of the Board and Chief
Dated:    March 23, 1998                      Executive Officer



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                          By:  /s/ Glenn R. Jones
                                              ----------------------------------
                                              Glenn R. Jones
                                              Chairman of the Board and Chief
                                              Executive Officer
Dated:    March 23, 1998                      (Principal Executive Officer)


                                          By:  /s/ Kevin P. Coyle
                                              ----------------------------------
                                              Kevin P. Coyle
                                              Vice President/Finance
Dated:    March 23, 1998                      (Principal Financial Officer)


                                          By:  /s/ Larry Kaschinske
                                              ----------------------------------
                                              Larry Kaschinske
                                              Controller
Dated:    March 23, 1998                      (Principal Accounting Officer)