Form 10-Q
period 1998-03-31
JONES GROWTH PARTNERS II L P
filed 1998-05-13
CIK 857548

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the quarterly period ended  March 31, 1998
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the transition period from ____________ to ___________

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

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                              March 31,    December 31,
     ASSETS                                                      1998          1997
     ------                                                  ------------  -------------

CASH                                                         $   679,997    $   692,589

TRADE RECEIVABLES, less allowance
  for doubtful receivables of $13,061 and $14,081 at
  March 31, 1998 and December 31, 1997, respectively              36,396        179,261

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                      20,241,348     19,916,370
  Less- accumulated depreciation                              (9,165,263)    (8,649,910)
                                                             -----------    -----------

                                                              11,076,085     11,266,460

  Franchise costs and other intangible assets, net of
    accumulated amortization of $11,618,641 and
    $11,212,324 at March 31, 1998 and
    December 31, 1997, respectively                            6,271,747      6,678,064
                                                             -----------    -----------

          Total investment in cable television properties     17,347,832     17,944,524

DEBT PLACEMENT COSTS, net of accumulated
  amortization of $222,675 and $213,332 at
  March 31, 1998 and December 31, 1997, respectively              60,730         70,073

DEPOSITS, PREPAID EXPENSES AND OTHER                             125,710        137,138
                                                             -----------    -----------

          Total assets                                       $18,250,665    $19,023,585
                                                             ===========    ===========


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                         JONES GROWTH PARTNERS II L.P.
                         -----------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------


                                                                 March 31,    December 31,
     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                   1998           1997
     -------------------------------------------               -------------  -------------

LIABILITIES:
  Term loan                                                    $ 11,830,750   $ 12,150,500
  General Partner advances                                          162,217         12,752
  Trade accounts payable and accrued liabilities                    382,773        475,858
  Subscriber prepayments and deposits                               143,938        267,164
                                                               ------------   ------------

          Total liabilities                                      12,519,678     12,906,274
                                                               ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                               1,000          1,000
    Accumulated deficit                                            (113,496)      (109,633)
                                                               ------------   ------------

                                                                   (112,496)      (108,633)
                                                               ------------   ------------

  Limited Partners-
    Contributed capital, net of related
      commissions, syndication costs and
      interest distribution (19,785 units
      outstanding at March 31, 1998 and
      December 31, 1997)                                         16,746,882     16,746,882
    Accumulated deficit                                         (10,903,399)   (10,520,938)
                                                               ------------   ------------

                                                                  5,843,483      6,225,944
                                                               ------------   ------------

          Total partners' capital (deficit)                       5,730,987      6,117,311
                                                               ------------   ------------

          Total liabilities and partners' capital (deficit)    $ 18,250,665   $ 19,023,585
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

                         JONES GROWTH PARTNERS II L.P.
                         -----------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                                           For the Three Months Ended
                                                                   March 31,
                                                          ----------------------------
                                                              1998           1997
                                                          -------------  -------------

REVENUES                                                    $2,056,302     $2,060,680

COSTS AND EXPENSES:
  Operating expenses                                         1,043,457      1,105,928
  Management fees to the General Partner and allocated
    administrative costs from Jones Intercable, Inc.           223,594        251,116
  Depreciation and amortization                                948,692        959,033
                                                            ----------     ----------

OPERATING LOSS                                                (159,441)      (255,397)
                                                            ----------     ----------

OTHER INCOME (EXPENSE):
  Interest expense                                            (214,826)      (215,222)
  Other, net                                                   (12,057)            75
                                                            ----------     ----------

NET LOSS                                                    $ (386,324)    $ (470,544)
                                                            ==========     ==========

ALLOCATION OF NET LOSS
    General Partner                                         $   (3,863)    $   (4,705)
                                                            ==========     ==========

    Limited Partners                                        $ (382,461)    $ (465,839)
                                                            ==========     ==========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                                          $   (19.33)    $   (23.55)
                                                            ==========     ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                                 19,785         19,785
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

                         JONES GROWTH PARTNERS II L.P.
                         -----------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------

                                                                     For the Three Months Ended
                                                                              March 31,
                                                                    ----------------------------
                                                                        1998           1997
                                                                    -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             $(386,324)     $(470,544)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
      Depreciation and amortization                                      948,692        959,033
      Decrease in trade accounts receivable                              142,865         21,301
      Increase in deposits, prepaid expenses and other                    (6,251)       (25,773)
      Increase (decrease) in General Partner advances                    149,465        (18,931)
      Decrease in trade accounts payable and accrued liabilities
        and subscriber prepayments and deposits                         (216,311)      (156,135)
                                                                       ---------      ---------

          Net cash provided by operating activities                      632,136        308,951
                                                                       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of plant and equipment, net                                  (324,978)      (301,363)
                                                                       ---------      ---------

          Net cash used in investing activities                         (324,978)      (301,363)
                                                                       ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of borrowings                                               (319,750)      (190,952)
                                                                       ---------      ---------

          Net cash used in financing activities                         (319,750)      (190,952)
                                                                       ---------      ---------

DECREASE IN CASH                                                         (12,592)      (183,364)

CASH, AT BEGINNING OF PERIOD                                             692,589        210,331
                                                                       ---------      ---------

CASH, AT END OF PERIOD                                                 $ 679,997      $  26,967
                                                                       =========      =========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                        $ 208,255      $ 247,786
                                                                       =========      =========

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

                         JONES GROWTH PARTNERS II L.P.
                         -----------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------

(1) This Form 10-Q is being filed in conformity with the Securities and Exchange Commission requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Jones Growth Partners II L.P. (the "Partnership") at March 31, 1998 and December 31, 1997, and its results of operations and statements of cash flows for the three month periods ended March 31, 1998 and 1997. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

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

     The Partnership owned and operated the cable television system serving the areas in and around the communities of Yorba Linda, certain portions of Anaheim Hills, and certain portions of unincorporated Orange County, all in the state of California (the "Yorba Linda System") until it was sold on April 30, 1998. See
Note 2.

(2) On April 30, 1998, the Partnership sold its Yorba Linda System to an unaffiliated party for a sales price of $36,000,000, subject to normal closing adjustments. From the sale proceeds, the Partnership repaid its outstanding term loan balance of $11,830,750, will settle working capital adjustments and then the Partnership will distribute, by the end of May 1998, the $24,305,196 net sale proceeds to its limited partners. The distribution from the sale of the Yorba Linda System will provide the limited partners of the Partnership, as a group, $24,305,196, or from $1,176 to $1,284 for each $1,000 partnership interest. The specific amount of a limited partner's distribution will be dependent upon a limited partner's date of investment. Because limited partners will not receive distributions in an amount equal to 100 percent of the capital initially contributed to the Partnership by the limited partners plus an amount equal to 8 percent per annum, cumulative and noncompounded, on an amount equal to their initial capital contributions, the General Partner will not receive a general partner distribution from the sale proceeds of the Yorba Linda System. The sale was approved by the holders of a majority of the limited partnership interests in the Partnership. The Partnership will be liquidated and dissolved upon the completion of the distribution from the sale of the Yorba Linda System.

(3) Certain prior year amounts have been reclassified to conform to 1998 presentation.

                         JONES GROWTH PARTNERS II L.P.
                         -----------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

     On April 30, 1998, the Partnership sold its Yorba Linda System to an unaffiliated party for a sales price of $36,000,000, subject to normal closing adjustments. From the sale proceeds, the Partnership repaid its outstanding term loan balance of $11,830,750, will settle working capital adjustments and then the Partnership will distribute, by the end of May 1998, the $24,305,196 net sale proceeds to its limited partners. The distribution from the sale of the Yorba Linda System will provide the limited partners of the Partnership, as a group, $24,305,196, or from $1,176 to $1,284 for each $1,000 partnership interest. The specific amount of a limited partner's distribution will be dependent upon a limited partner's date of investment. Because limited partners will not receive distributions in an amount equal to 100 percent of the capital initially contributed to the Partnership by the limited partners plus an amount equal to 8 percent per annum, cumulative and noncompounded, on an amount equal to their initial capital contributions, the General Partner will not receive a general partner distribution from the sale proceeds of the Yorba Linda System. The sale was approved by the holders of a majority of the limited partnership interests in the Partnership. The Partnership will be liquidated and dissolved upon the completion of the distribution from the sale of the Yorba Linda System.

RESULTS OF OPERATIONS
---------------------

     The Partnership sold its Yorba Linda System on April, 30, 1998. The Partnership will be dissolved before the end of 1998.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         a)  Exhibits

             27)  Financial Data Schedule

         b)  Reports on Form 8-K

             Report on Form 8-K dated April 30, 1998, reported that on April 30, 1998, Jones Growth Partners II L.P. sold its Yorba Linda System to an unaffiliated third party for a sale price of $36,000,000, subject to customary closing adjustments.

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


                                    JONES GROWTH PARTNERS II L.P.
                                    BY:  JONES SPACELINK CABLE
                                         CORPORATION, its General Partner


                                    By:  /S/ Kevin P. Coyle
                                         ------------------------------------
                                         Kevin P. Coyle
                                         Group Vice President/Finance
                                         (Principal Financial Officer)


Dated:  May 13, 1998